Form 10KSB
Pure Pharmaceuticals CORP
filed 2008-01-15
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No.: 1364326

PURE PHARMACEUTICALS CORPORATION
Exact name of Registrant as specified in its charter
Nevada State or other jurisdiction of incorporation or organization	45-0476087 I.R.S. Employer Identification No.

P.O. Box 55, 1594 Stone Mill Park, Bellona, NY  14415
(Address of Principal Executive Offices, including ZIP Code)

Registrant's Telephone Number, Including Area Code: (315) 849-2822
Securities Registered Pursuant to Section 12(b) of the Act: None
Name of Each Exchange on Which Registered: None
Securities Registered Pursuant to Section 12(g) of the Act:

_____________________________________

Common Stock, $0.001 Par Value
Title of Class
 __________________________________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The Registrant's revenue for the fiscal year ended September 30, 2007 was $12,088.
As of January 14, 2008, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was approximately $130,000 based on the price that the shares of common stock were sold to such non-affiliates.
As of January 14, 2008, the Registrant had 12,600,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

			Page
Item	1.	Description of Business	3
Item	2.	Description of Property	24
Item	3.	Legal Proceedings	24
Item	4.	Submission of Matters to a Vote of Security Holders	24
Item	5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	24
Item	6.	Management's Discussion and Analysis or Plan of Operation	25
Item	7.	Financial Statements	27
Item	8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item	8A.	Controls and Procedures	38
Item	8A(T).	Controls and Procedures	39
Item	8B.	Other Information	39
Item	9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	39
Item	10.	Executive Compensation	41
Item	11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item	12.	Certain Relationships and Related Transactions, and Director Independence	41
Item	13.	Exhibits	42
Item	14.	Principal Accountant Fees and Services	42
		Signatures	44

ITEM 1.    DESCRIPTION OF BUSINESS.

Forward Looking Statements.

This Annual Report on Form 10-KSB contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views and expectations with respect to its business, strategies, products, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Annual Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Annual Report on Form 10-KSB, the terms "we," "us," "our," the "Company", and the "Registrant" refer to Pure Pharmaceuticals Corporation unless the context indicates otherwise.

Corporate History.

We were incorporated in the State of Nevada on September 24, 2004. Our principal offices are located at P.O. Box 55, 1594 Stone Mill Park, Bellona, NY 14415 and our telephone number is 315-849-2822.Our resident agent is The Corporation Trust Company of Nevada located at 6100 Neil Road, Suite 500, Reno, NV 89511.

General Overview.

The Company was formed in order to seek business opportunities in the area of expertise of the Company's principal stockholder, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company operates in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). MFAs are used preventively and therapeutically in animal feed to prevent disease and foster growth in livestock.  In North America, 90% of all feed to animals contain MFAs.  Our intended customers operate in the poultry, swine and cattle markets.  The Company is focussing its efforts on generic MFAs, as they have come off patent, therefore making them more economical to register with requisite regulators in the United States and Canada, with a view to bringing the products to market.

We have begun marketing operations of a related-party owned MFA, Oxytetracycline, and are in the exploratory phase of identifying generic MFAs that we intend to test and register with regulatory authorities with a view to being granted a DIN or similar authorization to market such MFAs in North America (henceforth, the identification process). As market dynamics have undergone significant systemic changes over the past three years with the emergence of avian flu and the attendant fall in poultry consumption worldwide, management has had to conduct the identification process with due deliberation.

As our operations are just beginning and are still in their infancy, the Company's activities to date have been primarily organizational in nature and as a result the Company must be considered to be in its developmental stage.  The Company relies solely on the efforts of its management and director and has no employees, owns few business assets, technology or real estate and since inception has been primarily involved in developing its business plan, preliminarily identifying generic MFAs for registration, and raising initial capital. The Company is adopting a two-pronged approach to entering this market:

1.
Marketing of Third-party Owned MFAs: The Company intends to market MFAs in North America and elsewhere whose DIN or similar authorization the Company has acquired from its third-party owner, either through outright assignment or a license.

2.
Identification and Registration of Off-patent MFAs: This entails identifying, testing and registering the off-patent MFAs with a view to obtaining FDA approval for marketing the same in the United States or elsewhere.

Marketing of Third- party Owned MFAs. The Company is currently engaged in the marketing of third-party owned MFAs.  In order to sell a particular MFA, we must have the right or permission to sell it via a DIN or similar authorization, depending on the country.  We are also in regular discussions with third parties located in North America and Asia who own DINs and are interested in licensing them or entering into sales agency agreements for the North American marketplace. The Company currently has the right to market Oxytetracycline in Canada through a licensing agreement with a related party (a company owned by our director, Mr. Roger Gordon).

MFA	Country	Ownership of DIN (or similar authorization)
Oxytetracycline	Canada	Related-party owned DIN - license Agreement with Canadian Life Sciences, a company owned by our director, Mr. Roger Gordon.

Oxytetracycline is a synthetic (man-made) antibiotic used broadly due to its ability to prevent and treat a wide range of bacterial infections. It is one of the mostly commonly used veterinary MFAs in the USA and the most commonly used veterinary MFA in Canada (See http://www.hc-sc.gc.ca/dhp-mps/consultation/vet/consultations/past-anterieures/residu/mrl-lmr_oxytetracycline_let_e.html).  Oxytetracycline is used for many food producing animals including: breeder, broiler and replacement chickens, layer hens, turkeys, swine, cattle, bulls, calves, sheep, lactating and dry cows, heifers, lambs, lobsters, salmonids, and honey bees. Dispensed either by mixing with feed or injected, it is primarily used for:

•	Improving feed efficiency and increased rate of gain
•	Reduction of liver abscesses
•	Treatment of Bacterial Enteritis (E. Coli)
•	Prevention and treatment of early stages of Shipping Fever and
•	Treatment of Bacterial Pneumonia (P. multocida)

Apart from the foregoing, the Company does not own any DINs or similar authorizations. There is a difference between owning a DIN and having the right to use one.  Companies who register and own their own DINs (or similar authorizations) do not have to pay licensing fees and royalties to any third-party, but do have to bear the initial R&D and other expenses related to registration, which may be substantial.  On the other hand, companies who license DINs (or similar authorizations) from third-parties, have to negotiate and agree on the terms of use of the third-party's DIN (or similar authorization), which may be restrictive, but do not have to bear any R&D or registration costs as these were likely already borne by the licensor.  The Company is employing, among other things, economic sensitivity analysis to determine the optimal trade-off between the benefits and costs of DIN (or similar authorization) ownership.

Identification and Registration of Off-patent MFAs. The process of identifying and registering generic MFAs with the FDA, otherwise known as an abbreviated new drug application (ANADA) is a lengthy one.  The ANADA process requires significant financial resources and can take 24-36 months or longer to execute.  However, there can be no assurance that we are successful in obtaining such FDA approvals in the expected time period or at all.

The Company is currently in the exploratory stage of identifying MFAs whose patents have recently expired, qualifying them for potential generic status. While we have commenced this identification process and have sufficient funds to meet our present expenses for preliminary analysis of the MFAs that we have so far identified, we will soon require additional financing to complete a comprehensive market due diligence of the identified MFAs, perform tests, obtain regulatory approvals and cover our administration expenses.  Once market due diligence has been completed, we will begin the process of testing and registering the MFAs which have been identified with the FDA. Obtaining FDA approval is critical as it allows us to market the identified MFAs in the United States, the world’s largest market for MFAs.

After we achieve FDA approval, we expect that production of our identified MFAs will commence as soon as practicable.  The actual manufacture of the MFAs will likely be outsourced to third parties overseas as we believe that this is more cost-effective compared to domestic production given that labour costs are a primary component of the manufacturing process and that labour costs are generally substantially lower in Asia than in North America.

We intend to market our products to feed mills and large animal producers after obtaining the requisite regulatory approvals.

We have thus far preliminarily identified the following set of MFAs which have met our initial identification criteria:

Preliminarily identified MFAs for Testing and Registration with the Food and Drug Administration (USA) and Health Canada (Canada)
Carprofen	Melengestrol Acetate	Salinomycin
Chloramphenicol	Morantel Tartrate	Salinomycin Sodium
Chlortetracycline	Neomycin Sulfate	Spectinomycin Sulfate
Clorsulon	Nitarsone	Sulfadimethoxine Sodium
Dihydrostreptomycin Sulfate	Oxfendazole	Sulfamerazine Sodium
Fenbendazole	Oxytetracycline	Sulfamethazine
Florfenicol	Oxytetracycline Hydrochloride	Sulfaquinoxaline
Flunixin Meglumine	Penicillin G Potassium	Sulfaquinoxaline Sodium
Furazolidone	Penicillin G Procaine	Sulfathiazole
Ivermectin	Phenylbutazone	Tetracycline Hydrochloride
Levamisole Hydrochloride	Praziquantel	Zearalenone
Levamisole Phosphate	Pyrantel Pamoate	Zeranol
Lincomycin Hydrochloride	Pyrantel Tartrate

The Company intends to market MFAs to feed mills and large animal producers should it obtain the required regulatory approvals for the finally identified MFAs.  The Company plans to apply for its own DIN or similar authorization and/or seek same through license agreements or marketing arrangements with established MFA suppliers.

Medicated Feed Additives (MFAs). Medicated feed additives are pharmaceuticals that are added to the feed of food producing animals to prevent and treat diseases, promoting healthy development and improving food quality and safety.  Medicated feed additives include antibiotics, antibacterials, anticoccidials and anthelminties.

The Company is concentrating its efforts on MFA products which are antibiotics.  Antibiotics are natural products produced by fermentation and may be used to treat or to prevent diseases in food producing animals. Several factors may contribute to the ill health of livestock, including poor nutrition, environmental and management problems, heat stress and subclinical disease, which may be treated or prevented by the use of antibiotics.  The key benefits of antibiotics are:

Prevention and Treatment of Disease: Antibiotics may be used to build the immunity of animals to bacterial infection. When animals become ill, antibiotics may be used to reduce bacteria so that their internal defences can build a tolerance and cure a particular ailment.

Infection Control:  Animals are susceptible to many infectious diseases like pneumonia.  When one animal becomes ill, antibiotics may be used to protect the rest of the herd or flock from illness. Containment of an illness may be impractical and not economical as every animal must be tested to see if they have been infected.

Optimization of Health:  Antibiotics may be used to destroy undesirable bacteria, caused naturally by a grain-based diet, in an animal's stomach. This helps animals digest their food more efficiently, allowing them to grow faster as their nutrient intake is optimized.

Antibiotics must be delivered in accordance with approved FDA procedures and label directions, which provide the user with instructions for the proper delivery of the antibiotic such as the dosage, duration, and withdrawal periods prior to slaughter. The delivery of antibiotics can be done by:

Method	Cost	Comment
Injection	High	Not feasible in large production environments
In water	Mid	Used at first sign of disease outbreak, when sick animals will drink but not eat
In feed (MFA)	Low	Relied upon by the majority of producers

The MFA Industry. Over the last 20 years, the per capita consumption of meat from food-producing animals has increased by 64% from 28 kilograms/person in 1980 to 46 kilograms/person in 2000.  As developing nations such as India and China become more affluent, it is likely that their diets will contain more meat thereby indirectly triggering a greater demand for MFAs.  In 2005, approximately $5.1 billion was spent on animal pharmaceuticals in the US alone.  Worldwide sales were $14.9 billion.   MFA sales in the US accounted for approximately $540 million of that total (See U.S Animal Health Institute, press releases at http://www.ahi.org/mediaCenter/pressReleases.asp).

The animal pharmaceutical industry is a high volume and low margin business that has been subject to consolidation in recent years. The 15 global market leaders are responsible for 70% of sales while the market leaders Merial and Pﬁzer each have over 10% US market share.  The overall food-producing animal health market has grown modestly at 1.9% per annum from 1991 to 2002 (Mackenzie Woods, Nature Magazine, May 2004).  However this market is not without its challenges.  MFA products including antibiotics, antibacterials, anticoccidials and anthelmintics have experienced a decline of 3.2% since 2002 in the US due to extraordinary recent events such as the avian flu and evolving public perceptions of using “drugs” on animals.  As a result, only 5 new drug applications (NADA) and 60 generic drug applications (ANADA) were issued by the FDA last year, nearly all of which were for companion (and not food-producing) animals. The major players in the MFA market include Alpharma, Elanco and Phibro although several other companies and generic manufacturers have MFA products in their portfolios.

The US has one of the world's largest livestock populations and, with the exception of pork, is the world’s largest meat producer.  It is also recognized as the most advanced market in terms of production and the most price-sensitive.  A 1% increase in feed conversion (ratio of amount of feed required to produce 1 lb of meat) efficiency is highly valued and can mean the difference between profit and loss for breeders.

As MFAs increase feed conversion efficiency and make animals more resistant to diseases, the market is expected to continue to grow. We believe this continued growth is based on increasing global demand for meat protein, especially in developing countries, and growing consumer focus on food quality and safety.  The following table sets out the top 10 producers of cattle, poultry and swine in the world and how the US and Canada, the markets the Company seeks to penetrate, rank:

Meat Production in 2005 (in 000’s of metric tons)
Cattle & Veal		Swine (Pork)		Broilers (Poultry)
United States	11,317	China, PRC	49,685	United States	15,870
Brazil	8,592	European Union	21,200	China, PRC	10,200
European Union	7,770	United States	9,392	Brazil	9,360
China, PRC	7,140	Brazil	2,800	European Union	7,625
Argentina	3,200	Canada	1,915	Mexico	2,510
India	2,230	Russian Federation	1,755	India	1,900
Mexico	2,125	Japan	1,250	Japan	1,165
Australia	2,125	Mexico	1,195	Argentina	1,080
Russian Federation	1,525	Philippines	1,100	Canada	1,000
Canada	1,475	Korea, South	1,036	Thailand	950

Source: Preliminary numbers based on Livestock and Poultry: World Markets and Trade, March 2006 online: United States Department of Agriculture, Foreign Agricultural Service <http://www.fas.usda.gov/dlp/circular/2006/06-03LP/toc.htm>.

These figures evidence a robust volume of worldwide meat production. The widespread adoption of modern production techniques is required to remain competitive and manage large numbers of livestock in confined areas. We believe that the use of MFA products will continue to be regarded as an important tool in ensuring animal health and the economic viability of large-scale livestock production as MFAs are among the most efficient and cost-effective methods of dispensing medicated products to vast numbers of animals.

Our Business Strategy. The food-producing animal industry is a commodity marketplace that is extremely price-sensitive. MFA producers thus tend to differentiate their products largely based on price.  In the generic MFA market, there are currently no large companies with a monopoly position; neither is the generic market as profitable as the one for patented/proprietary drugs.  Global pharmaceutical companies with animal businesses faced with lower returns on capital on MFAs have done one of the following:

1.	Slowed investment in new MFAs - only five new DINs/NADAs for animal drugs were approved by the FDA in 2005 - these were all for companion animals, none for food-producing animals;

2.	Divested their businesses, abandoned their MFA business (e.g. allow their DINs or similar authorizations to expire), or are actively looking for an exit strategy; or

3.	Shifted resources to R&D for human and companion animal drugs instead.

It is our belief that this is a neglected and "orphan" $540 million market in the United States, too small for global pharmaceutical companies to pursue and too large for "mom and pop" shops to invest in.  Our business strategy is to be a low cost provider offering choice to feed mills and large animal producers in the US and Canada.  For the Company to have a chance at achieving profitability it must:

1.	market an increased number of third-party owned MFAs;

2.	increase the sales volume of third-party owned MFAs; and

3.	identify and register off-patent MFAs with market potential.

Given the challenges and opportunities posed, the Company's Management believes it would take 18-24 months to become profitable should it execute on items 1 and 2 above.  Further financing shall be required in order to execute item 3 and given the substantial initial investment required, it may take longer to generate profits from such activity.

We believe that the following are key to the success of our business strategy:

I.	Lower Registration and Approval Costs

As identified MFAs are generic variations of branded products that have already received FDA approvals, we are not required to conduct extensive testing and clinical trials to obtain FDA approvals for identified MFAs.  As a result, we believe that we will incur substantially lower costs in seeking FDA approvals for identified MFAs compared to the costs of obtaining FDA approvals for a new drug.

II.	Low Operating and Manufacturing Costs

We are in the process of securing and negotiating the supply of active ingredients for our preliminarily identified MFA products with certain factories in China and other low cost manufacturing cost centers. We believe that our operating and production costs will be lower than our brand name competitors such as Alpharma, Elanco, and Phibro. We base our belief on the follow factors: (i) We will incur no costs to amortize the development costs of the drugs as all production formulae for off-patent drugs are in the public domain; and (ii) the Company will have a flatter sales structure than many of the brand name competitors resulting in less overhead.

III.	Our Sales & Marketing Network

We intend to sell identified MFAs to feed mills and large animal producers at a discount compared to the price of similar branded MFA products.  Our management team has 30 plus years of experience in the procurement of active ingredients and the marketing of MFA products.  Mr. Gordon, our President, has developed an extensive network, to which he has supplied MFA products for 30 years.

The FDA Registration and Approval Process

As the FDA registration and approval process for our identified MFAs plays a significant role in determining the success of the Company, a detailed explanation of the FDA approval process and what it entails is provided below:

I.	Product Identification and Feasibility Study

Once our MFA identification process is finally completed and following a thorough economic feasibility analysis and consultation with animal producers, the Company will continue its dialogue with the FDA's Center for Veterinary Medicine or "CVM" relating to registering the MFAs.  The CVM is the animal drugs branch of the FDA and is responsible for new drug (NADA) and generic drug (ANADA) approvals.

To obtain FDA approval for a new drug, extensive testing and clinical trials are generally required to be conducted.  This process can take 8 to 10 years of research in getting each new drug approved and generally costs a minimum of $25 million per MFA.  However, if a drug to be offered is a generic variation of a branded product that has already received FDA approval and come off-patent exclusivity, extensive testing and clinical trials are not required.  An ANADA may be submitted to the FDA demonstrating the bioequivalence of the generic drug to the branded drug.  FDA approval for a generic product generally takes 24 to 36 months or longer.  This process generally costs substantially less than obtaining approval of a new drug.  We believe the estimated cost for obtaining approval is approximately $2.5 million per MFA or $4.5 million should the Company decide to register two; due to economies of scale in administration and "registration consultant" fees.

II.	Testing and Approval

To obtain FDA approval for a generic MFA product, test data must be submitted demonstrating the safety and effectiveness of the product.  It is currently anticipated that the Company will engage the services of a third party FDA approved laboratory to initially test once the MFAs have been identified before any filings for the required registration applications is made. Once a protocol has been established, we expect to conduct certain tests to show that these MFA products are safe for the target animal, have the intended effect, and that edible products derived from such animals are safe for human consumption. As these products will be generic in nature, there is already significant scientific data supporting the safety and the benefits of the products, and no clinical studies need to be carried out. We are required to simply replicate in a controlled environment the results of a similar brand-name product. This replication entails the carrying out of standard tests for bioequivalence and tissue-quality.

Once the appropriate tests are completed, registration applications will be submitted to the FDA for approval of our MFAs. As obtaining approval is critical in the success of this venture, the Company is currently expecting to retain the services of an ex-FDA executive as an expert consultant to assist us through the regulatory process. In addition, our management team has experience in working with the FDA and has established a working relationship with the FDA's CVM branch.

Approval times can vary depending on the completeness and accuracy of the safety and efficacy of the data submitted.  A statutory review time of 180 days is imposed once a registration has been completed. An approval decision must be made, or the sponsor must be advised why an application cannot be approved, within this time period. Depending on the completeness of a registration application and requests for additional information from the FDA's CVM branch, the review time can take longer.

The cost to complete this process with the FDA is estimated to be approximately $2.5 million per MFA or $4.5 million for two.  This amount includes third-party testing fees, FDA filing fees, consultants' fees, and other registration expenses. Given these high costs, we initially expect to manufacture only around one or two identified MFAs depending on the amount of financing we are able to secure, if any at all.

Requirements for Personnel and other Consultants

I.	MFA registration and regulatory compliance

As most actors in the drug-registration industry are free agents, we anticipate that we will primarily utilize consultants and contract personnel, as opposed to full-time employees, to implement the technical portions of our business plan relating to registration of identified MFAs with the FDA and other regulatory authorities.

II.	Product quality and overseas logistics

In order to execute our overseas outsourcing model, the Company shall also rely on consultants in China or India to ensure product quality and timely delivery.  However, if our business grows, the Company expects to hire full-time staff in the respective manufacturing country at $12,000 per employee per annum.  The Company believes that it may require one full time employee within the next 12 months and may hire more employees if business requirements so warrant.

III.	Sales and marketing

We currently have no designated sales and marketing staff, nor any internal sales or distribution capabilities.  In order to commercialize our products (if any are identified and approved) we intend to develop internal sales, marketing and distribution capabilities to target particular markets for our products, as well as make arrangements with third parties to perform these services for us with respect to other markets for our products.  We cannot be certain that we will be able to establish these capabilities internally or hire sales personnel with appropriate expertise to market and sell our products, if approved.

In addition, even if we are able to identify one or more acceptable collaborators to perform these services for us, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.

IV.	Estimated costs of hiring personnel and retaining consultants

We estimate that the approximate costs of hiring personnel and/or retaining skilled consultants for our two streams of business will be as follows:

Marketing of Third-party Owned MFAs

Immediate personnel requirements (for Oxytetracycline Sales in Canada)
Location and Task	Nature of retainer	Cost
Asia – Local Quality Assurance individual	Contract or Full Time Employee	One Consultant @ USD$1,500 per month (OR) One Full-time Employee @ USD$1,000 per month
Asia – Logistical Support	Contract	Typically included with freight and shipping services provided by the local contractor
North America – Logistical Support	Contract	Typically included with freight and shipping services provided by the local contractor
North America – Sales	Provided by Management	No currently anticipated expense
North America – Back-office	Provided by Management	No currently anticipated expense

Identification and Registration of Off-patent MFAs

Immediate personnel requirements
Location and Task	Nature of retainer	Cost
North America – Identification of commercially viable MFAs for FDA registration	Management	No currently anticipated expense
North America – Market Research and preliminary due diligence of identified MFAs	Management	No currently anticipated expense

Medium-term personnel requirements
Location and Task	Nature of retainer	Cost
North America – Initial consulting for FDA registration of MFAs identified by management	Contract	USD$ 5,000

Long-term personnel requirements
Location and Task	Nature of retainer	Cost
North America – Full FDA registration	Contract	USD$ 2.5 million inclusive
North America – Clinical testing	Contract
North America – All other approvals	Contract

Manufacturing and Quality Control

Quality, timely delivery and an agile sales and marketing strategy are crucial to both the execution of selling third-party owned MFAs now, and the Company-owned MFAs in the future. Details of our strategy for both are explained below.

We intend to outsource the manufacturing of our identified MFA products to third parties. There are a small number of factories globally that can produce MFA products.  A key consideration in the manufacture of MFA products is the ability to secure the active ingredient used in such products.  We have had an ongoing dialogue with Chinese suppliers of active ingredients with whom one of our principals, Mr. R. Gordon has had an ongoing working relationship with for the last 10 years.  With respect to any arrangements the Company might enter into, we will try to negotiate exclusivity for our geographic regions with the factories.

Our MFA products will be manufactured in accordance with pharmaceutical industry and FDA regulations known as GMP.  The FDA has a process in place which certifies a factory's GMP status. Further to the quality guidelines set forth in the GMP, we will carry front-running tests of sample products, prior to their shipment from these factories, to ensure quality.

We have thus far preliminarily identified a set of approximately ten (10) factories in Asia which have met our criteria of having: (i) low production costs and (ii) experience working with FDA guidelines evidenced by the fact that they already have a factory profile and voluntary “master file” status with the FDA.

The Company intends to market at least three (3) third-party owned MFAs in the next 12 months.  To this end, we have thus far:

•	identified one factory and purchased and sold initial quantities of Oxytetracycline; and

•
engaged in discussion with two (2) other factories which manufacture two (2) MFAs that the Company is presently trying to negotiate with the DIN owner for the right to market in the US or Canada. For these two factories, the Company has yet to discuss final pricing, but has received early pricing estimates which we believe permits us to sell MFAs up to 10% cheaper than the market incumbents.

We expect that the gross sale price that our products can achieve in North America will roughly represent a 10-40% mark-up above our offshore manufacturing costs.

Sales and Marketing. Companies selling MFAs differentiate their products primarily based on price as little innovation in MFA products has occurred in the last 20 years.  As the market is an "orphan" market, there are few generic alternatives to branded MFA products as shown in the table below (see http://www.fda.gov/cvm/VMF/vmf_sort1.htm).

Drugs	Competing Products	Percentage
306	1 to 5	77.5%
40	6 to 10	10.1%
26	11 to 20	6.6%
23	20+	5.8%
395	Total Drugs

Of the total animal drug universe of 395 animal drugs registered with the FDA Database as of the 2005 year-end, 78% have only 1-5 competitors.  10% have 6-10, and the remaining 12.4% have more than 10 competitors.  Even this data is overstated because one drug company can have more than one variant of an MFA and that is double, triple, or counted even more times as a competing product.

We intend to provide a lower cost alternative to our customers.  Although we intend to market identified MFAs at certain tradeshows, advertising in the MFA marketplace is often done by word-of-mouth. Sales are generally based on quality, price and the industry reputation of the supplier.

We intend to sell the identified MFAs directly to feed mills and large animal producers. Feed mills and large animal producers account for a majority of MFA consumption in the US.  Sales may also be made to veterinarians and buying cooperatives.  To complement direct sales, we currently intend to engage qualified and experienced local agents and have created a website http://www.purepharmacorp.com to facilitate direct online ordering for repeat customers and as a source of information for end users. We intend to set the prices for identified MFAs uniformly to avoid arbitrage and price erosion.

Competition. The Company will face competition from incumbents.  This may come in the form of predatory pricing, innovation, or both. We expect to compete with several large companies such as Alpharma, Elanco, Phibro, and several other generic manufacturers that have MFAs in their portfolios, that have greater financial and other resources than we do. To the extent these companies or new entrants into the market, offer comparable products to identified MFAs at lower prices, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Furthermore, evolving public attitudes towards MFAs, increasing government regulation, and alternatives from commercial manufacturers of non-antibiotic MFA can have a significant impact on our customers and us.

Our competitive position will be based principally on our family of MFAs (third-party and company owned) our ability to provide a reliable low-cost supply from Asia, Mr. Gordon’s industry contacts and customers, our delivery model and future product registrations. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We may not have sufficient resources to establish or maintain a competitive position or market share against the largest animal health drug companies listed below:

Veterinary medicines: worldwide sales

2005 YE Revenue Animal Health Worldwide Companies
Rank	Company	12 Months '05 (in millions $)	% Percent	MFA World Market
1	Pfizer Animal Health	$2,206.0	82.0%	$ 1,900.0 or roughly 13% of the total veterinary medicines market
2	Merial Ltd.	$1,987.0
3	Intervet International	$1,313.0
4	DSM Animal Nutrition	$1,217.0
5	Bayer Animal Health	$1,027.0
6	BASF Animal Nutrition	$1,018.0
7	Fort Dodge Animal Health	$881.0
8	Elanco Animal Health	$863.0
9	Novartis Animal Health	$860.0
10	Schering-Plough Animal Health	$851.0
	Top 10 Total	$12,223.0
	Others	$2,677.0	18.0%
	Total World Market	$14,900.0	100.0%

Source: Wood Mackenzie and Fountain AgriCounsel LLC
Note: The Animal Health Industry in 2005
http://www.ifahsec.org/annual_report/RA_IFAH_2005_global final.pdf
http://www.fountainagricounsel.com/Reports_Published.htm#Feedstuffs2006

Government Regulation

I.	General Regulatory Regime

In the United States, governmental oversight of animal health products is shared primarily by the United States Department of Agriculture (USDA), and the FDA. The FDA is responsible for the safety and wholesomeness of the human food supply. It regulates foods intended for human consumption and, through the CVM, also regulates the manufacture and distribution of animal drugs, including MFAs. It also develops technical standards for animal drug safety and effectiveness and evaluates data bases necessary to support approvals of veterinary drugs. The USDA, on the other hand, monitors the food supply for animal drug residues. A third agency, the Environmental Protection Agency (EPA), has jurisdiction over certain products applied topically to animals or premises to control external parasites.

Generally, government regulation of pharmaceutical products used in food producing animals includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labelling, storage, record keeping, reporting, approval, advertising, promotion, sale and distribution, among other things.

II.	FDA Approval of Generic Animal Drug Applications (ANADA)

FDA regulatory procedures generally applicable to generic pharmaceutical products depends on whether the branded drug to which the generic version is equivalent or comparable is the subject of an approved New Animal Drug Application, or "NADA", which has been reviewed for both safety and effectiveness. If the drug to be offered is a generic variation of a branded product that is the subject of an NADA which has been approved for both safety and effectiveness, an Abbreviated New Animal Drug Application, or “ANADA”, must be submitted to the FDA for approval prior to marketing.

FDA approval of an ANADA is based on satisfactory demonstration of safety and efficacy. Efficacy requirements are based on the desired label claim and encompass all species for which label indication is desired. Safety requirements include target animal safety and, in the case of food animals, drug residues and the safety of those residues must be considered. In addition to the safety and efficacy requirements for animal drugs used in food producing animals, the environmental impact must also be determined. Depending on the compound, the environmental studies may be quite extensive and expensive. In many instances the regulatory hurdles for a drug which will be used in food producing animals are at least as stringent if not more so than those required for a drug used in humans.

All applications for regulatory approval of generic drug products pursuant to an ANADA must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control, among other information. ANADAs also must contain data demonstrating the bioequivalence of the generic drug to the branded drug. Each product approval limits manufacturing to a specifically identified site or sites. Supplemental filings to allow the manufacture of products at new sites also generally require review and approval. In addition, certain changes to the manufacturing process, drug ingredients and labeling also can require regulatory review and approval.

The FDA may deny an application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that we may be able to obtain FDA approval of any application on a timely basis or at all. Moreover, even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

III.	Post-approval Compliance

Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for approval of an application is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP. The plant must be inspected biannually by the FDA for determination of compliance with GMP after an initial pre-approval inspection. After FDA approval, any manufacturing changes that may have an impact on the safety and/or efficacy must be approved by the FDA prior to implementation. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure compliance.

IV.	Regulation of Manufacturing

Manufacturers of MFA products are required to comply with the FDA's current GMP regulations. GMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards.

V.	Penalties for Non-compliance

The FDA may penalize companies for non-compliance in connection with the development or approval of an ANADA in the following ways. The FDA can:

•	permanently or temporarily prohibit them from submitting or assisting in the submission of an ANADA;

•	temporarily deny approval of, or suspend applications to market, particular generic drugs;

•	suspend the distribution of all drugs approved or developed pursuant to ANADAs of such companies;

•	withdraw approval of an ANADA;

•	seek civil penalties against such company; and

•	under appropriate procedures, significantly delay the approval of any pending ANADA.

Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risks described below and the other information in this Annual Report before deciding whether to purchase our shares of common stock.

Our business, financial condition, results of operations and cash flow, could be materially adversely affected by any of these risks.  The value of our shares of common stock could decline due to any of these risks, and you may lose all or part of your investment.

This Annual Report also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below.

As a development-stage company, we have a very limited operating history on which to base an evaluation of our prospects and our business plan has not been tested.  We expect to incur significant losses into the foreseeable future.

The Company is a development stage company.  We have begun marketing operations for a related-party owned MFA, Oxytetracycline, and are in the exploratory phase of identifying generic MFAs that we intend to test and register.  Since incorporation on September 24, 2004, we have been involved primarily in organizational activities only.  We have earned very limited revenues as of the date of this Annual Report and are proposing to enter the highly competitive animal-health market.  Our plans for identifying, developing and marketing generic MFAs products may not be successful and we may never attain significant sales or profitability.

Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business that we plan to undertake.  These potential problems include, but are not limited to, financial viability of licensing agreements for the marketing of third-party owned MFAs, unanticipated problems relating to the completion of due diligence for identifying MFAs available for generic manufacture and sale, obtaining the required regulatory approvals for such identified MFAs and the manufacturing and marketing thereof, and additional costs and expenses that may exceed current estimates.

If and when an MFA which management believes could be economically viable is finally identified, obtaining the required regulatory approvals for the identified MFA is expected to take between 24 and 36 months.  This will require additional financing and we will incur increased expenses in connection therewith.  We therefore expect to incur significant losses into the foreseeable future.

There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and it is possible that we may not generate adequate operating revenues (if any at all) or achieve profitable operations.

We expect to face competition from a number of companies, some of which have greater financial and other resources than we do.

The animal health business is extremely competitive. We have experienced, and expect to continue experiencing, significant competition in the marketplace. Although we believe we may have a proprietary niche, the size of the animal health industry, specifically the generic MFA marketplace, and many factors beyond our control, including government regulation, will likely encourage other competitors. In particular, several large companies whose product portfolio includes patented or generic MFA products that are similar to or are variations of or constitute the functional equivalents of our identified MFAs will compete with us (see "Description of Business-Competition" for more details).

Many of the companies that will be in direct competition with us have significantly greater resources, more personnel and longer operating histories than we do.  To the extent that these companies or new entrants into the market offer comparable products to MFAs which we may identify, at lower prices, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our competitive position will be based principally on our licensing agreements, product registrations, customer service, product quality, and the selling prices of our identified MFAs. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We may not have sufficient resources to establish or maintain a competitive position or market share.

We may experience difficulty raising additional capital, which could result in the failure of our business.

We currently have limited operations and revenues.  Our current operating funds are not sufficient to fund the costs of implementing our entire business plan, including obtaining the required regulatory approvals for MFAs which we are in the process of identifying.  As of September 30, 2007, we had cash in the amount of $28,906.  We will need to obtain additional financing in order to implement our business plan.

Our business plan calls for significant expenses in connection with the marketing of third-party owned MFAs, completing due diligence in connection with the identification of MFAs available for generic manufacture and sale and obtaining the required regulatory approvals.  While we have commenced the marketing of one MFA (Oxytetracycline) and the identification process and have sufficient funds to meet our present expenses for preliminary analysis of identified MFAs, we will soon require additional financing to: (i) purchase and store more Oxytetracycline for sale in Canada; (ii) commission a third party to complete a comprehensive due diligence of the identified MFAs; (iii) obtain regulatory approvals which are estimated to cost approximately $2.5 million per MFA; and (iv) cover our anticipated administrative costs.

We do not currently have any arrangements for obtaining such financing.  Obtaining additional financing will be subject to a number of factors, including general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unfavorable from the Company's standpoint. If we do not obtain a sufficient amount of additional financing, our business could fail.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate without adequate financing.

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2007 included in this Annual Report indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

If sales of our "third-party MFAs", including Oxytetracycline, do not gain market acceptance it is unlikely that we will become profitable.

We have begun marketing Oxytetracycline in Canada, through a DIN that is licensed from a related party (a company owned by our director, Mr. Roger Gordon). Our commercial success with Oxytetracycline and other MFAs will depend on a variety of factors, including:

•	our ability to convince customers and potential industry partners that our product is an attractive alternative to other similar products on the market.
•	our ability to manufacture products in sufficient quantity with acceptable quality and at an acceptable cost; and
•	our ability to place and service sufficient quantities of our products.

If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and it is unlikely that we will become profitable.

The manufacturers of identified MFAs will be located overseas. Disruptions or delays in manufacturing or transporting the MFAs from overseas could adversely affect our business.

The Company currently has no manufacturing facilities or ability to produce its intended products. We expect to outsource the manufacture of our products to third-parties in Asia as this is we believe that this is more cost-effective compared to domestic production as labour costs, a primary component of the MFA manufacturing process, are generally substantially lower in Asia compared to North America.

The Company has identified Jiangxi Pharmaceutical Factory located in China as its supplier for Oxytetracycline.  Currently it is purchasing Oxytetracycline from this FDA approved factory (see FDA website at http://www.fda.gov/cvm/VMF/vmf_sort2.htm) via an agent.   As we identify more MFAs to license/represent or register and produce; we expect to outsource the manufacturing to other third parties in China or India who are yet to be identified. In the event that the Company cannot find manufacturers to produce the identified MFAs or such manufacturers are unable to produce the MFAs or are able to produce the quantities that we order only at a prohibitive cost, this could have a material adverse effect on our business.

Our plans to rely on third-party contractors to manufacture our products may expose us to the risk of not being able to directly oversee the production and quality of the manufacturing process. Furthermore, these contractors, whether foreign or domestic, may experience regulatory compliance difficulties, mechanical shutdowns, employee strikes or other unforeseeable acts that may delay production. Once production of our identified MFAs begin, if at all, we will have only limited experience instructing, supervising and overseeing all aspects of the manufacturing process of the manufacturer. If we fail to adequately establish, supervise, and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products.

All manufactured MFA products will be shipped to us from overseas by air or sea.  Any disruption or delay in the delivery of our products to us could have a material adverse effect on our business.

The price of inputs for animal feed (e.g. corn) for animal feed has increased significantly in cost. This may hamper the ability of farmers to accept additional "cost risk" which may materially adversely affect our business.

Maize prices have increased dramatically in recent months from their historic averages (see monthly price chart at: http://futures.tradingcharts.com/chart/CN/M/?saveprefs=t&xshowdata=t&xCharttype=b&). There are many factors driving the price of maize higher, including its use as an emerging fuel (ethanol). Management believes that until retail customers are willing to pay more, animal producers are going to continue a cautious approach towards shouldering additional "cost risk". Such caution may result in animal producers purchasing fewer of our products. Any reduction in the amounts of MFAs we are able to sell to animal producers could have a material adverse effect on our business.

Failure to obtain FDA approval to market our products in the United States may materially adversely affect our business.

After we finally identify an economically viable MFA (i.e. complete market due diligence on it), FDA approval, among other approvals, is required before such identified MFAs may be marketed in the United States.  In order to obtain FDA approval of an MFA product, we must, among other things, demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended uses and that the product is manufactured with procedures that conform to the FDA's good manufacturing practice, referred to as "GMP", regulations, which must be followed at all times. The process of seeking FDA approvals can be costly, time consuming, and subject to unanticipated and significant delays. Such approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining or our failure to obtain any such approvals may materially adversely affect our business. See "Business – Government Regulation."

Even if we receive FDA approval, our identified MFA products may not be commercially viable.

Even if we are able to successfully receive FDA approval for our generic MFA products, our limited manufacturing experience, capacity and lack of a developed working relationship with our manufacturers may affect our ability to manufacture such products in sufficient quantities and at prices that will be commercially viable.  Further, there is a risk that our products may not prove to be as effective as currently available competing products.  The inability to successfully obtain FDA approval for our MFA products or a determination by us, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures could also have a materially adverse affect on our business.

The Company may be unable to proceed with its current business plan if it is unable to obtain required regulatory approvals

Our plans for identifying, developing and marketing generic MFA products may not be successful if we are unable obtain the required regulatory approvals for such MFAs. The process of identifying and registering generic MFAs with applicable regulatory agencies such as the FDA is a lengthy one which requires significant financial resources and can be subject to unanticipated and significant delays. There can be no assurance that we will be successful in obtaining such approvals in the expected time period or at all. Further, it is possible that the costs and delays associated with compliance with the applicable regulatory standards could become so significant that it may not be economically viable for the Company to proceed with the development and marketing of generic MFA products. In such event the Company may determine that its best interests would be served by considering alternative business strategies which could vary, even significantly, from the Company's current proposed business.

Legislative and regulatory developments relating to the use of antibiotics in MFAs may hamper our operations and ability to generate revenue.

The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotic MFAs in food-producing animals. Legislative bills are introduced in the U.S. Congress from time to time, some of which, if adopted, could have a material adverse effect on our business.

Discussions of the antibiotic resistance issue have recently become more active in the U.S. Various sources have published reports concerning the possible adverse effects of the use of antibiotics in food-producing animals. Some of these reports have asserted that major animal producers are reducing the use of antibiotics. It is uncertain what actions, if any, the FDA may take in connection with drug resistant bacteria in animal health products. However, the FDA has proposed a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those to be sold by us. While we do not believe that the presently proposed risk assessment system would be materially adverse to our business, it is subject to change prior to adoption or to later amendment.

In addition, continuing studies of the proper utilization, safety and efficacy of pharmaceuticals and other health care products are continually being conducted by industry, government agencies and others. These studies, which increasingly employ more sophisticated methods and techniques, can question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and give rise to claims for damages from person who believe they have been injured as a result of their use.

Should legislative, regulatory or other developments, including an increased influence of consumer groups and other special interest lobbyists on the legislative and/or regulatory process, result in restrictions on the sale of identified MFAs, it could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may incur substantial liabilities in relation to product-liability lawsuits.

The manufacture and sale of generic MFA products involve the risk of product-liability claims.  Our insurance coverage, if any, may not be adequate to protect us from any liabilities which we may incur in connection with the commercialization of any of the identified MFAs.  Product-liability insurance is expensive and in the future may not be available on acceptable terms, if at all.  A successful product-liability claim or series of claims brought against us in excess of our insurance coverage would have a materially adverse effect on our business, financial condition and results of operations.  In addition, any claims, even if not ultimately successful, could adversely affect the marketplace's acceptance of our products.

Potential adverse effects on human health linked to the raising or consumption of food-producing animals that utilize MFAs could result in a decrease in our sales.

Should the government find, or the public perceive, a risk to human health from the consumption of food-producing animals which utilize MFAs (such as "Mad Cow" disease) or as a by-product to the raising of such animals (such as the effect of animal waste products on human health), the sale of such food products may decrease resulting in a decline in the use of our products, which could have a material adverse effect on our results of operations, financial condition or cash flows.

We may be adversely affected by price competition and the extension of patent exclusivity.

The generic pharmaceuticals business has historically been subject to intense competition, particularly on the basis of price. As patents and other bases for market exclusivity of branded pharmaceuticals expire, prices typically decline as generic competitors, such as us, enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand name and patented pharmaceuticals manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:

•	filing new patents on products whose original patent protection is about to expire;

•	developing product improvements;

•	increasing marketing initiatives and filing of additional litigation; and

•	litigation.

A decline in the market price for MFAs identified by us or protective actions taken by brand name and patented pharmaceuticals manufacturers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additional capital raised through the sale of share capital will cause dilution to our existing shareholders.

The most likely source of additional capital presently available to us is through the sale of equity capital.  Any sale of equity capital will result in dilution to our existing shareholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

If an active trading market for our common stock does not develop, shareholders may be unable to sell their shares.

Although we are reporting company and our common stock is quoted on the OTC Bulletin Board there is currently no active trading market for our common stock. There can be no assurance that an established trading market will develop or that a liquid market for our common stock will be available in the future. If no active trading market develops for our shares of common stock or there is insufficient liquidity in the shares, it will be difficult for shareholders to sell their stock, if at all.

Trading on the OTC Bulletin may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for shareholders to sell their shares.

Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market for our common stock for reasons unrelated to operating performance.

We are subject to penny stock rules and shareholders therefore may find it more difficult to sell their shares.

Our shares of common stock constitute penny stock under the Securities Exchange Act of 1934, as amended, referred to as the "Exchange Act".  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity.  Any broker-dealer engaged by a purchaser for the purpose of selling his or her shares in the Company will be subject to rules 15g-1 through 15g-10 of the Exchange Act, which provide, among other things, that a broker-dealer deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, referred to as the "SEC", prior to a transaction in a penny stock, provide details of its compensation in a sale of penny stock and provide monthly statements showing the market value of each penny stock held in a customer's account.  Rather than complying with these rules, some broker-dealers may refuse to sell our shares on behalf of a purchaser, which may limit the purchaser's ability to sell the shares.

We could terminate our SEC Registration, which could cause our Common Stock to be de-listed from the OTC Bulletin Board.

Although the Company currently has no intention to de-register its common stock under the Exchange Act, there can be no assurance that the Company may not do so at some point in the future.  If the Company were to take such action, it could inhibit the ability of the Company's shareholders to trade the shares in the open market, thereby severely limiting the liquidity of such shares.  Furthermore, if we were to de-register, we would no longer be required to file annual and quarterly reports with the SEC and would no longer be subject to various substantive requirements of SEC regulations.  Termination of our SEC registration would reduce the amount of information available to investors about of the Company and may cause our common stock to be de-listed from the OTC Bulletin Board.  In addition, investors would not have the protections of certain SEC regulations to which we would no longer be subject.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business.

We cannot be sure that we will be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all.  If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and commercialization of the identified MFAs.  If we cannot find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

Our revenues will be dependent on the continued operation of our suppliers. Any disruption of these supply sources will have a materially adverse effect on our business

The operation of animal health and nutrition manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, power outages, the improper installation or operation of equipment, natural disasters and the need to comply with environmental and other directives of governmental agencies. The occurrence of material operational problems at our suppliers who will manufacture the identified MFAs, including, but not limited to, the above events, may adversely affect our business, results of operations, financial condition and cash flows during the period of such operational difficulties.

Many of the third parties with whom we will conduct business may depend on government approvals, and the failure to maintain these approvals could affect the supply and delivery of the identified MFAs to us or affect the promotion, distribution or sale of the identified MFAs.

We will have arrangements with third parties that depend on regulatory approvals provided to them. Our suppliers are subject to regulatory compliance similar to those described herein. If any one of these third parties is found to have significant regulatory violations, our business could be materially adversely affected if such violations result in an interruption of the supply of products to us. While we intend to take measures where economically feasible and available to secure back-up suppliers, it is possible that such contingency plans are unable to provide adequate and timely products to eliminate any threat of interruption of supply of the identified MFAs to our customers. If our contingency plans are unable to provide adequate and timely products to our customers, it is possible that this will have a materially adverse impact on our business.

The costs of producing the identified MFAs can be subject to price fluctuations, which may adversely effect our operations and financial condition

While the selling prices of the identified MFAs are expected to increase or decrease over time with the cost of producing them, such changes may not occur simultaneously or to the same degree. We may not be able to pass any increases in product costs through to our customers in the form of price increases. Significant increases in the costs of producing the identified MFAs, if not offset by product price increases, would have a material adverse effect upon our results of operations, financial condition and cash flows.

Rapid technological change in our competitive marketplace may render our proposed products obsolete or diminish our ability to compete.

The animal health market is competitive and subject to rapid technological advances.  The discovery of new technologies, MFAs, and advances in the application of such technologies to the medical marketplace in general, and the animal health market in particular, may render our products obsolete or non-competitive.  Any such changes and advances could force us to abandon our currently proposed product, which would have a material and adverse effect on the Company and its business.

We must hire and retain skilled employees or consultants and will be subject to high labor costs and related increased employment expenses. If we are unable to hire additional qualified personnel or consultants, our ability to continue the business may be harmed.

As the MFA registration process needs to be performed only once and as most participants in the registration industry are free agents, we anticipate that we will primarily utilize consultants and contract personnel, as opposed to employees, to implement the technical portions of our business plan.  However, to the extent that we may have to hire full-time employees with expertise in preclinical testing, clinical research and testing, government regulation formulation, manufacturing and sales and marketing, we will be competing with numerous pharmaceutical companies, universities and other research institutions.  Competition for such individuals, particularly in North America, is intense, and we cannot be certain that our search for such personnel will be successful.

Skilled consultants in the drug-registration industry are also in great demand.  We will be competing for consultants against companies located in North America that are more established than we are and have the ability to pay more cash compensation than we do.  We will require scientific personnel in many fields, some of which entail narrow competencies addressed by relatively few companies.  As a result, depending upon the success and the timing of clinical tests, we may experience difficulty in retaining highly skilled consultants, particularly scientists.  If we are unable to retain skilled scientists or consultants or scientists, our business, financial condition, operating results and future prospects could be materially adversely affected.

See "Description of Business - Requirements for Personnel and other Consultants" for a more detailed discussion of our personnel requirements.

Our Business plan depends upon the successful execution of collaborative arrangements on the part of third-parties who are outside our control.

If we enter into collaborative arrangements for the marketing or sale of our products, our product revenues are likely to be lower than if we marketed and sold our products ourselves.  In addition, any revenues we receive would depend upon the efforts of our collaborators, which may not be adequate due to lack of attention or resource commitments, management turnover, and change of strategic focus, business combinations or other factors outside of our control.  Depending upon the terms of the collaboration, the remedies we may have against an underperforming collaborator may be limited.  If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, if at all.

Because our directors own approximately 47.6% of our outstanding shares of common stock, they could make and control corporate decisions that may be disadvantageous to other shareholders.

Our directors own approximately 47.6% of the outstanding shares of our common stock.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They will also have the power to prevent or cause a change in control.  The interests of our directors may differ from the interests of our other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We may not successfully manage our objectives which could prevent achievement of our business plan and adversely affect our business

Our success will depend upon the effective management and execution of our business plan.  This will place a significant strain on our management and on our administrative, operational and financial resources.  To manage our objectives, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel.  If we are unable to manage our objectives effectively, this may adversely affect our business, results of operations, financial condition and cash flows.

We are dependent on key personnel, the loss of any of whom would likely have an adverse effect on our business

Our operations are dependent on the continued efforts of our officers, Roger Gordon and Charlie Lee, who have a significant amount of business experience in the MFA pharmaceuticals industry. The loss of the services of either of Messrs. Gordon or Lee could have a material adverse effect on us.  We do not carry key-man life insurance.

Because our president and secretary have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, which could result in an adverse effect on our business

Our President, Roger Gordon, and our Secretary, Charlie Lee, have other business interests in addition to their interests in us. Mr. Gordon is a proprietor and owner of Canadian Life Sciences Ltd. and owns stakes in various business interests outside of the Company related primarily the sale and trade of pharmaceutical and industrial chemicals and heavy farm equipment. Mr. Lee is a partner in Now Trading which specializes in the sale and trade of consumer durables from Asia.

Mr. Gordon and Mr. Lee currently devote 50% of their working time, or 20 hours a week, to the Company. It is expected that once the MFA registration process is complete and the Company achieves a financial condition where it can adequately compensate management on a non-equity basis, management shall ensure a commensurate increase to the time it devotes to the affairs of the Company. While Mr. Gordon and Mr. Lee presently possess adequate time to attend to our interests, it is possible that the demands on Mr. Gordon and Mr. Lee from their other obligations could increase with the result that they would not be able to devote sufficient time to the management of our business, which could have a material adverse effect on our business.

Currency exchange rate fluctuations may adversely affect the financial position of our Company

The Company maintains or seeks to maintain operations in several countries and as a result is exposed to foreign currency risk to the extent that the expenditures incurred by the Company are not denominated in the Company's functional currency, Canadian Dollars. Any significant increase or decrease in the value of the currencies to which the Company is exposed to would have a significant impact on the financial position of our business. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Note regarding forward-looking statements

This Annual Report contains "forward-looking statements" that relate to future events or future financial performance. These statements can be identified by words such as "estimates", "projects", "scheduled", "anticipates", "expects", "intends", "plans", "will", "should", "believes", or their negatives or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this Annual Report should be construed as a guarantee or assurance of future performance or results. These statements are subject to a number of risks and uncertainties, including the risks and uncertainties outlined in the "Risk Factors" section, many of which are beyond our control. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We wish to caution the reader that these forward-looking statements are only estimates or predictions, such as statements regarding the:

•	identifying medicated feed additives, referred to as "MFAs", for generic manufacture and sale;

•	obtaining of regulatory approvals;

•	development of our business; and

•	demand and prices for identified MFAs.

We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual events or results may differ materially due to risks facing us or due to actual facts differing from the assumptions underlying our predictions.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 2.    DESCRIPTION OF PROPERTY.

We currently do not own any property. We currently lease our principal office and warehouse located at 1594 Stone Mill Park, Bellona, New York from the director of the Company, Mr. Roger Gordon, for a nominal rent. The premises are in good repair and provide about 3000 square feet of storage space.  The lease expires on September 24, 2009.  If the lease expires or is terminated for any reason, the Company intends to relocate to alternative premises in upstate New York owned by a third party who is yet to be identified.

ITEM 3.            LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fiscal year ended September 30, 2007.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. There is currently no public trading market for our common stock. There can be no assurance that an established trading market will develop or that a liquid market for our common stock will be available in the future.  The Company has not granted any common stock options or warrants since inception.

Holders of our Common Stock. As at January 14, 2008, there were approximately 52 holders of record of our common stock and a total of 12,600,000 shares of common stock were outstanding.

Dividend Policy. Since our inception, we have not declared nor paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. The Company's of directors (the "Board") will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends if, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
 Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plans. To date we have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities. We issued 6,000,000 shares of common stock on September 24, 2004 to Roger Gordon, our President, and Charlie Lee, our Secretary.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a price of $0.001 per share, for total proceeds of $6,000.  The 6,000,000 shares of common stock are restricted shares as defined in the Securities Act.

We completed an offering of 5,000,000 shares of our common stock at a price of $0.01 per share to a total of 10 purchasers on February 13, 2005.  The total amount we received from this offering was $50,000.  We also completed an offering of 1,600,000 shares of our common stock at a price of $0.05 per share to a total of 40 purchasers on August 1, 2005.  The total amount we received from this offering was $80,000.  We completed both these offerings pursuant to Regulation S of the Securities Act.  Each purchaser represented to us that they were a non-US person as defined in Regulation S.  We did not engage in distribution of these offerings in the United States.  Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the purchasers.

Proceeds. We did not receive any proceeds from the sale of the shares of common stock by the selling shareholders under a Registration Statement on Form SB-2 filed with the SEC on June 1, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2007.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations for the Period ended September 30, 2007

We had net revenue in the amount of $12,088 for the fiscal year ended September 30, 2007. We incurred operating expenses in the amount of $64,886 for the year ended September 30, 2007.  Our net loss for the year ended September 30, 2007 was $62,468. As at September 30, 2007 we had cash of $28,906 and working capital of $34,036.

As a result of its activities in late fiscal 2006, the Company located suitable clients willing to purchase the MFA and was able to book its first sale in the first quarter of fiscal 2007 for $5,104. During the second quarter of fiscal 2007, the Company booked a sale in the amount of $3,984. In the third quarter, the Company was unable to make any sales. In the fourth quarter, the Company booked a sale of $3,000. Management believes that its inability to generate greater sales is attributable to the high price of maize which is one of the largest cost component of feed.  Maize prices have increased dramatically in the last 12 months from its historic averages. There are many factors driving the price of maize higher, including its use as an emerging fuel (ethanol). This significant jump in prices have forced upward "at the gate" prices for poultry in cities such as Toronto where from the period of January to June 2007, prices for poultry had increased 11.6% from $1.16 to $1.29/kilogram. Management believes that until retail customers are willing to pay more, animal producers are going to continue a cautious approach towards shouldering additional "cost risk" (See Description of Business - Risk Factors - The price of inputs for animal feed…). We therefore anticipate continued pressure on future revenues owing to these conditions.

Our officers and directors provide all the labor necessary to effect our business plan at no charge (see "Executive Compensation") as we have no employees presently. Since we intend to operate with very limited administrative support, our officers and directors are expected to continue to be responsible for the everyday operations of the Company and the marketing effort to market our products well into the immediate future. In this or the next quarter, the Company plans to come to an agreement to represent on an “exclusive agency” basis, a Far East manufacturer of MFAs and animal feeds in Canada and the USA. The Company has been in negotiations to this end since early in 2007 and believes that this will increase our market presence as we will have a greater array of products to offer our customers.  Management believes that this strategy will most effectively achieve our objectives from a customer service and cost perspective as it entails little investment in inventory while leveraging the network of customers offered by the Company's President.  Additionally, we expect to continue to explore for more opportunities to sell Oxytetracycline in Canada although we do not expect to seek additional financing to build more inventories of Oxytetracycline at this time.

To broaden our distribution network, the Company has set up a website, www.purepharmacorp.com, to complement sales efforts. Our plan of operation for the twelve months following the date of this annual report on Form 10-KSB is to focus on completing the due diligence in identifying MFAs for registration with the FDA and to file ANADA(s) to market the MFA products we have identified in the United States.  We anticipate the cost of obtaining such FDA approvals to be approximately $2.5 million per MFA. Depending on the timing and success of the Company's efforts to secure adequate funds through equity financing, we expect to start the testing and approval phase of the ANADA registration process for one (1) or two (2) finally identified MFAs soon after.

Results of Operations for the Period ended September 30, 2006

We did not earn any revenue from the period from our inception on September 24, 2004 to September 30, 2006.  We incurred operating expenses in the amount of $52,963 for the year ended September 30, 2006.  These operating expenses were comprised primarily of $38,322 for professional fees and $14,641 in office and general expenses.  Our net loss for the year ended September 30, 2006 was $52,963.

As at September 30, 2006 we had cash of $54,124 and working capital of $35,692.

Since the acquisition of the license (CAS: 6153-64-6) to market Oxytetracycline in Canada, in the third quarter of fiscal 2006 the Company was able to secure manufacturing in the Far East with Jiangxi Pharmaceutical Factory. After running tests, the factory demonstrated the efficacy of the aforementioned MFA and the Company placed its first order and received deliveries from its supply chain in the fourth quarter (July to September) of fiscal 2006.

Results of Operations for Period Ending September 30, 2005 (as restated)

We did not earn any revenue from the period from our inception on September 24, 2004 to September 30, 2005. We incurred operating expenses in the amount of $64,441 for the year ended September 30, 2005. These operating expenses were comprised primarily of $39,463 for professional fees and, $24,978 in office and general expenses. Our net loss for the year ended September 30, 2005 was $64,441.

As at September 30, 2005, we had cash of $89,177 and working capital of $72,600.

Liquidity and Capital Resources

Our cash reserves are not sufficient to meet our funding needs beyond the next twelve-month period.  As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  We currently do not have any arrangements in place for any future equity financing.  We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made.  There can be no assurance that we will able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next 12 months.

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing.  For these and other related reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.  See "Risk Factors".

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.    FINANCIAL STATEMENTS.

[Financial Statements follow, beginning on next page]

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM      29

BALANCE SHEETS                                      30

STATEMENTS OF OPERATIONS                                                                                        31

STATEMENTS OF CASH FLOWS                                                                                       32

STATEMENT OF STOCKHOLDERS’ DEFICIT                                                                 33

NOTES TO THE FINANCIAL STATEMENTS                                                                    34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pure Pharmaceutical Corporation

We have audited the accompanying balance sheets of Pure Pharmaceutical Corporation (a development stage company) as of September 30, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from September 24, 2004 (inception) through September 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Pure Pharmaceutical Corporation as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from September 24, 2004 (inception) through September 30, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated and requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 9, 2008

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2007		September 30, 2006
	$		$

ASSETS

Current
Cash		28,906		54,124
Inventory		5,130		14,800
Total current assets		34,036		68,924

Total assets		34,036		68,924

LIABILITIES

Current
Accounts payable and accrued liabilities		48,508		33,232
Total liabilities		48,508		33,232

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Note 3)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
12,600,000 common shares (September 30, 2006 – 12,600,000)		12,600		12,600
Additional paid-in capital		152,200		142,600
Share subscription receivable		-		(2,000)
Accumulated other comprehensive loss		600		(104)
Deficit		(179,872)		(117,404)
		(14,472)		35,692

Total liabilities and stockholders’ equity		34,036		68,924

The accompanying notes are an integral part of these financial statements

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended	Year ended	Period from September 24, 2004 (Inception) to
	September 30 2007	September 30 2006	September 30 2007
	$	$	$

Revenue	12,088	-	12,088
Cost of sales	9,670	-	9,670
	2,418	-	2,418

Expenses
Financing fees	-	-	5,600
General and administrative	64,886	52,963	176,690

Net Loss	62,468	52,963	179,872

Basic & Diluted Loss Per Share	(0.00)	(0.00)	(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	12,600,000	12,600,000	11,141,546

The accompanying notes are an integral part of these financial statements

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Period from September 24, 2004 (Inception) to
	September 30 2007	September 30 2006	September 30 2007
	$	$	$

Cash Flows From Operating Activities
Net loss	(62,468)	(52,963)	(179,872)
Adjustment to reconcile net loss to net cash used in operating activities:
Non cash administrative expense	9,600	9,600	28,800
Net change in non-cash working capital balances
Inventory	9,670	(14,800)	(5,130)
Accounts payable and accrued liabilities	15,276	16,655	48,508
Net cash used in operating activities	(27,922)	(41,508)	(107,694)

Cash Flows From Financing Activities
Capital stock issued	2,000	6,000	136,000
Net cash provided by financing activities	2,000	6,000	136,000

Effect of exchange rate changes	704	455	600

Increase (Decrease) In Cash	(25,218)	(35,053)	28,906

Cash, Beginning	54,124	89,177	-

Cash, Ending	28,906	54,124	28,906

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM SEPTEMBER 24, 2004 (INCEPTION) TO SEPTEMBER 30, 2007

				Additional	Share	Accumulated Other	Deficit Accumulated During the
	Common Shares			Paid-in	Subscriptions	Comprehensive	Development
	Number	Par Value		Capital	Receivable	Income (loss)	Stage	Total
		$		$	$	$	$	$
Balance, September 24, 2004 (Date of Inception)	-		-	-	-	-	-		-
Net loss for the period	-		-	-	-	-	-		-
Balance, September 30, 2004	-		-	-	-	-	-		-
Shares issued for cash:
– January 2005, at $0.001	6,000,000		6,000	-	-	-	-		6,000
– January 2005, at $0.01	5,000,000		5,000	45,000	-	-	-		50,000
– March 2005, at $0.05	1,600,000		1,600	78,400	(8,000)	-	-		72,000
Donated capital	-		-	-	-	-	-		9,600
Foreign currency translation adjustment	-		-	-	-	(559)	-		(559)
Net loss	-		-	-	-	-	(64,441)		(64,441)
Balance, September 30, 2005	12,600,000		12,600	133,000	(8,000)	(559)	(64,441)		72,600
Share subscriptions received	-		-	-	-	-	-		6,000
Donated capital	-		-	-	-	-	-		9,600
Foreign currency translation adjustment	-		-	-	-	455	-		455
Net loss	-		-	-	-	-	(52,963)		(52,963)
Balance, September 30, 2006	12,600,000		12,600	142,600	(2,000)	(104)	(117,404)		35,692
Donated capital	-		-	9,600	-	-	-		9,600
Share subscriptions received	-		-	-	2,000	-	-		2,000
Foreign currency translation adjustment	-		-	-	-	704	-		704
Net loss	-		-	-	-	-	(62,468)		(62,468)
Balance, September 30, 2007	12,600,000		12,600	152,200	-	600	(179,872)		(14,472)

The accompanying notes are an integral part of these financial statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 24, 2004. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company intends to operate in the animal health products industry focusing on generic medicated feed-additive pharmaceuticals that foster health in food producing animals. The Company is in the exploratory stage of identifying medicated feed-additives which have come off-patent, qualifying them for potential generic status and have narrowed its focus to medicated feed-additive pharmaceutical products that may be used to prevent disease and enhance growth in food producing animals.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception through September 30, 2007, resulting in an accumulated deficit of $179,872 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a)    Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars.  The Company’s fiscal year end is September 30.

b)    Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At the date of these financial statements the Company held no cash equivalents.

c)    Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the periods reported.  Actual results could differ from those estimates.  Significant estimates and assumptions used by management are the future tax rates used to determine deferred tax assets and deferred tax liabilities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)    Inventory

Inventory comprises finished goods for resale.  Finished goods are valued at the lower of cost on a first-in, first-out basis and net realizable value.

e)    Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation are included in comprehensive income, as a separate component of stockholders’ equity. Foreign currency transaction gain or losses are included in net loss. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)     Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)    Revenue Recognition

Revenues are recorded upon shipment of products and determination that collection is reasonably assured.

h)    Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it  more likely than not will utilize the net operating losses carried forward in future years.

i)     Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly diluted loss per share is equal to basic loss per share.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Stock Based Compensation

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
All transactions in which goods and services are the consideration received for the issuance of equity instruments are accounted for based on fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s accumulated other comprehensive loss consists solely of accumulated foreign currency translation adjustments.

l)	Recent Accounting Pronouncements

(i)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

(ii)
In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

3.	COMMON STOCK

The total number of authorized common stock that may be issued by the Company is 100,000,000 shares of stock with a par value of $0.001 per share.

During the year ended September 30, 2006 the Company collected $6,000 of shares subscriptions due at September 30, 2005.

During the year ended September 30, 2007 the Company collected $2,000 of share subscriptions due at September 30, 2006.

The Company has not granted any common stock options or warrants since inception.

4.	RELATED PARTY TRANSACTIONS

Effective September 24, 2004, the Company has leased office space from a director of the Company, for a period of 5 years, expiring September 24, 2009.  The lease is on a rent free basis however, the Company will record an equivalent fair value of $800 per month.  (See Note 6).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.    INCOME TAXES

As of September 30, 2007, the Company has estimated tax loss carry forwards for tax purposes of approximately $151,000 (2006: $98,000), which expire by 2026.  These amounts may be applied against future federal taxable income.  Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The Company reviews its valuation allowance requirements annually based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance would generally be reflected in current income.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	September 30,
	2007		2006
	$		$

Loss before income tax		(62,468)		(52,963)
Statutory tax rate		15.00%		15.00%

Expected tax expense (recovery)		(9,733)		(7,944)
Decrease resulting from:
Amounts not deductible for tax		1,440		1,440
Unrecognized loss carry forward		8,293		6,504

Income tax provision		-		-

The Company’s tax-effected deferred tax assets are estimated as follows:

	September 30,
	2007		2006
	$		$

Net operating loss carry forwards		26,980		14,730
Valuation allowance		(26,980)		(14,730)
Net deferred tax asset		-		-

6.    DONATED CAPITAL

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.   A director of the Company has leased premises to the Company at no charge.   The estimated fair value of the rent has been recorded to additional paid in capital as donated capital as follows:

	Year ended September 30, 2007		Year ended September 30, 2006		September 24, 2004 (inception) to September 30, 2007
	$		$		$

Rent		9,600		9,600		28,800

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of September 30, 2007, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company's fiscal year ended September 30, 2007, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 8A(T).    CONTROLS AND PROCEDURES.

Not applicable.

ITEM 8B.         OTHER INFORMATION.

None.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Each director is elected by our shareholders to hold office for the terms specified in the Articles of Incorporation, and until their successors have been elected as provided in the Articles of Incorporation or until removed from office in accordance with our Bylaws.  We currently have one director, Mr. Roger Gordon who was elected to serve in such capacity until his successor shall have been duly elected and qualified. Each of our officers is appointed by the Board and serves until he or she is removed from office.

The name, age and position of our present officers and director are set forth below:

Name	Age	Position(s)	Term as Director
Roger Gordon	53	President, Principal Executive Officer and director	Indefinite
Charlie Lee	33	Secretary, Treasurer and Principal Accounting Officer	N/A

The following provides certain background information about each of our current director and officers:

Roger Gordon, age 53, has been our President and a director since September 24, 2004.  Mr. Gordon has over 30 years of experience and has been involved in the pharmaceutical, animal and field chemical and feed business since 1973.  He acted as a technical advisor at Swift Canadian, and kept producers informed on selection of feed and water medication choices for the poultry and turkey industry from 1973 to 1976.  From 1976 to 1979, he worked in corporate technical sales at Sullivan Strong Scott, a company specializing in the supply of particle reduction, size classification, mixing and bulk material handling equipment to the feed, pharmaceutical, and food industries.  As manager of Hudson, a milling supplier of farm chemicals and medications, he pioneered the import of materials from the Orient and built Hudson to a market leader in its field from 1979 to 1990.  Subsequently, he was a team leader and product manager at Glaxo Pharmaceuticals from 1990 to 1995 and was in charge of new product introductions and marketing efforts, as well as customer care.

From December 1999 to June 2002, he was a founder and key principal of a private pharmaceutical company, Orbus Life Sciences Inc., which "went public" on the TSX on May 31, 2002 through a merger with another public company, Bovar Inc. The merged company was subsequently renamed Orbus Pharma Inc.  Since Mr. Gordon's departure from Orbus Life Sciences Inc. in June 2002, he has: (i) continued to provide Orbus Pharma Inc. with consulting services on an as-and-required basis and (ii) been self-employed in the business of pharmaceuticals trading and research and development in the animal health industry.

Mr. Gordon currently devotes 50% of his working time to the affairs of the Company. It is anticipated that this will continue into the future.

Charlie Lee, age 33, has been our Secretary, Treasurer and principal accounting officer since September 24, 2004.  Mr. Lee has experience in international business, particularly in China.  In 1996, he worked for the Province of British Columbia and assisted in the privatization of the highway maintenance program in the province.  He worked in corporate banking from 1997 to 2000 at a major North American bank.  In 2000, he started his own consulting service and helped Environmental Applied Research Technology House (Earth Canada) Corp, a TSX Venture Exchange listed issuer, develop their business and open their offices in China.  In 2003, he was appointed Vice President of Corporate Development and transformed, with the original founders, the company from a fledging research and development corporation to a successful entity by building it up, raising financing and then selling a majority stake to two of Canada's largest money managers. Since June 2004, Mr. Lee has been employed with Now Trading, a firm specializing in sale and trade consumer durables from Asia.   Mr. Lee currently devotes 50% of his working time to the affairs of the Company. It is anticipated that this will continue into the future.

Significant Employees. Other than our executive officers listed above, we do not have any significant employees.

Family Relationships. There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings.  Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics.To date, due to our limited operating history, the Board has not adopted a Code of Ethics.

Nomination Process. As of September 30, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to the Board.

Audit Committee Financial Expert. At this time, given our stage of development, we do not have an audit committee financial expert serving on theBoard and the Board as a whole serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2007 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10.          EXECUTIVE COMPENSATION.

Our officers have received no compensation for their services to us to date.  We do not have any form of stock option or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended September 30, 2007. In addition, we have not entered into any employment or consulting agreements with our officers.  We have not compensated and have no arrangements to compensate our directors for their services to us.  Members of management shall be paid a commensurate salary once the Company becomes profitable.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at January 14, 2008, the total number of shares owned beneficially by each of our directors and officers, individually and as a group.  No other shareholders presently own five percent or more of our total outstanding shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	Roger Gordon, P.O. Box 55 1594 Stone Mill Park Bellona, NY 14415	3,750,000 (Direct)	29.8%
Common	Charlie Lee, P.O. Box 55 1594 Stone Mill Park Bellona, NY 14415	2,250,000 (Direct)	17.9%
Common	Directors and officers as a Group	6,000,000	47.6%

Changes in Control. We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

Equity Compensation Plans. To date we have not adopted any equity compensation plans.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed herein, none of the following persons has had, since the date of our incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any director or officer;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	Any promoter; and
•	Any member of the immediate family of any of the foregoing persons.

On September 24, 2004 we issued 3,750,000 shares of our common stock to Mr. Roger Gordon for proceeds of $3,750 and 2,250,000 shares of our common stock to Mr. Charlie Lee for proceeds of $2,250.

On June 30, 2006, we entered into a contract with Canadian Life Science Ltd., a company owned by Mr. Roger Gordon, a promoter, to secure the right to market Oxytetracycline in Canada through a licensing arrangement. Pursuant to the terms of this contract, the Company shall pay Canadian Life Science Ltd. the greater of 1% of all net sales revenue of the licensed products or USD$2500 annually, first payment due September 30, 2007 throughout the term of the contract in exchange for the exclusive license to use the Oxytetracycline DIN owned by Canadian Life Science Ltd. The term of the contract is for a period of two years and may be renewed by the Company under the same terms and conditions for three consecutive two-year periods or the expiry of the Oxytetracycline DIN, whichever is earlier. It is anticipated that Mr. Gordon will receive approximately USD$5,000 through the life of the contract.

On September 24, 2004, we entered into a five year, rent free, lease agreement with Mr. Roger Gordon, a promoter, for our office premises in Bellona, NY.

Director Independence

We have determined that none of the Company's directors qualify as an independent director as the term independent is used in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 13.          EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
_______________
(1)            Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on June 1, 2006.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows: (i) for the fiscal year ending September 30, 2007: US$ 7,500 (estimate) and (ii) for the fiscal year ending September 30, 2006: US$ 8,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the previous item, Item 9(e)(1) of Schedule 14A, are as follows: (i) for the fiscal year ending September 30, 2007: US$ 9,900 and (ii) for the fiscal year ending September 30, 2006: US$ 1,500. The nature of these audit-related services was primarily comprised of a review of the quarterly financial statements for the initial SB-2 registration statement and subsequent amendments.

Tax Fees

The Company was billed $2,500 in the fiscal year ended September 30, 2007 for tax compliance services rendered to the Company since its incorporation in 2004.

All Other Fees

Apart from as disclosed above, there were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Policy on Pre-Approval of Services Performed by Independent Auditors

The Board acts as our audit committee, and it is the Board's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE PHARMACEUTICALS CORPORATION

By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: January 14, 2008

By: /s/ Charlie Lee
      Charlie Lee
      Secretary and Principal Accounting Officer

Date: January 14, 2008