Form 10QSB
period 2007-12-31
Pure Pharmaceuticals CORP
filed 2008-03-05
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                                        to
Commission file number

PURE PHARMACEUTICALS CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	45-0476087
(State or other jurisdiction of incorporation or organization)                                                                                  (IRS Employer Identification No.)

P.O. BOX 55, 1594 STONE MILL PARK, BELLONA, NY, 14415
(Address of principal executive offices)

(315) 849-2822
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 29, there were 12,600,000 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

PURE PHARMACEUTICAL CORPORATION (A Development Stage Company) BALANCE SHEETS

	December 31, 2007 (Unaudited) - $ -	September 30, 2007 - $ -

ASSETS
Current
Cash	28,889	28,906
Inventory	5,130	5,130
	34,019	34,036

LIABILITIES
Current
Accounts payable and accrued liabilities	54,508	48,508
	54,508	48,508

STOCKHOLDERS’ DEFICIT
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
12,600,000 common shares	12,600	12,600
Additional paid up capital	154,600	152,200
Accumulated comprehensive loss	600	600
Deficit accumulated during the development stage	(188,289)	(179,872)
	(20,489)	(14,472)
	34,019	34,036

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended December 31, 2007 - $ -	Three months ended December 31, 2006 - $ -	Period from September 24, 2004 (Inception) to December 31, 2007 - $ -

Revenue	-	5,104	12,088
Cost of sales	-	4,083	9,670
	-	1,021	2,418

Expenses
Financing fees	-	-	5,600
General and administrative	8,417	5,440	185,107
Net loss	8,417	4,419	188,289

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	12,600,000	12,600,000

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended December 31, 2007 - $ -	Three months ended December 31, 2006 $ -	Period from September 24, 2004 (Inception) to December 31, 2007 - $ -

Cash Flows From Operating Activities
Net loss	(8,417)	(4,419)	(188,289)
Non-cash items
Non-cash administrative expenses	2,400	2,400	31,200
Non-cash working capital items:
Inventory	-	4,083	(5,130)
Accounts payable and accrued liabilities	6,000	(19,000)	54,508
Net cash used in operations	(17)	(16,936)	(107,711)

Cash Flows From Financing Activities
Capital stock issued	-	-	136,000
Net cash provided by financing activities	-	-	136,000

Effect of exchange rate changes	-	(499)	600

Increase (Decrease) In Cash	(17)	(17,435)	28,889

Cash, beginning	28,906	54,124	-
Cash, ending	28,889	36,689	28,889

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

1.	BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company’s Form 10-KSB filed with Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2007 are not necessarily indication of the results that may be expected for the year ending September 30, 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

In addition to historical information, the following discussion and other parts of this document may contain forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. The events described in forward looking statements we make in this Form 10-QSB may not occur.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  Except as may be required by law, we undertake no obligation to publicly update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Actual results could differ materially from those anticipated by such forward-looking statements. The following discussion should be read in conjunction with the financial statements as well as other financial information appearing elsewhere in this document.  Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business.

Our Business

The Company was formed in order to seek business opportunities in the area of expertise of the Company's principal stockholder, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company operates in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). MFAs are used preventively and therapeutically in animal feed to prevent disease and foster growth in livestock.  In North America, 90% of all feed to animals contain MFAs.  Our intended customers operate in the poultry, swine and cattle markets.  The Company is focusing its efforts on generic MFAs, as they have come off patent, therefore making them more economical to register with requisite regulators in the United States and Canada, with a view to bringing the products to market.

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

Results of Operations

Results of Operations for the Period ended December 31, 2007

We did not earn any net revenues in the 3 months ended December 31, 2007. We incurred operating expenses in the amount of $8,417 for the three months ended December 31, 2007. Our net loss for the three months ended was $8,417. As at December 31, 2007 we had cash of $28,889.

This quarter has been difficult as corn prices, the main ingredient in feed, has reached near record highs. Producers' elasticity to take even further cost input risks is very limited and driven by caution. Our losses stem from the payment of professional fees.

Results of Operations from the Fiscal Year ended September 30, 2007

In the fiscal year ended September 30, 2007, we had net revenue in the amount of $12,088, operating expenses in the amount of $64,886 and our net loss was $62,468. As at September 30, 2007 we had cash of $28,906 and a negative working capital of $14,472.

As a result of its activities in late fiscal 2006, the Company located suitable clients willing to purchase the MFA and was able to book its first sale in the first quarter of fiscal 2007 for $5,104. During the second quarter of fiscal 2007, the Company booked a sale in the amount of $3,984. In the third quarter, the Company was unable to make any sales. In the fourth quarter, the Company booked a sale of $3,000. Management believes that its inability to generate greater sales is attributable to the high price of maize which is one of the largest cost components of feed.  Maize prices have increased dramatically in the last 12 months from its historic averages. There are many factors driving the price of maize higher, including its use as an emerging fuel (ethanol). This significant jump in prices have forced upward "at the gate" prices for poultry in cities such as Toronto where from the period of January to June 2007, prices for poultry had increased 11.6% from $1.16 to $1.29/kilogram. Management believes that until retail customers are willing to pay more, animal producers are going to continue a cautious approach towards shouldering additional "cost risk".

To broaden our distribution network, the Company set up a website, www.purepharmacorp.com, to complement sales efforts.

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

Since the acquisition of the license (CAS: 6153-64-6) to market Oxytetracycline in Canada, in the third quarter of fiscal 2006 the Company was able to secure manufacturing in the Far East with Jiangxi Pharmaceutical Factory in China. After running tests, the factory demonstrated the efficacy of the aforementioned MFA and the Company placed its first order and received deliveries from its supply chain in the fourth quarter (July to September) of fiscal 2006.

Results of Operations for Period Ending September 30, 2005 (as restated) from Inception

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

Liquidity and Capital Resources

Our cash reserves are not sufficient to meet our funding needs beyond the next nine-month period.  As a result, we will need to seek additional funding in the near future. We are currently seeking such additional funding and anticipate that any such additional funding will be in the form of equity or debt financing.  We currently do not have any arrangements in place for any future equity or debt financing.  We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made.  There can be no assurance that we will able to raise sufficient funding through such equity or debt financing or through director loans to meet our funding needs after the next 9 months.

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2007 indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing.  For these and other related reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Comparison of Interim Financial Results

Since the end of the last fiscal year, September 30, 2007, we have not generated revenue during this period for the reasons discussed under "Results of Operation - Results of Operations for the Period ended December 31, 2007". This led to a loss of $8,417 for the quarterly period ending December 31, 2007. Due to our limited revenues and cash position, the financial position of the Company has further deteriorated as a result of our ongoing expenses incurred in the normal course of business, including accounts payable to professionals.

Compared to the comparable interim period ended December 31, 2006 when we booked a sale of $5,104, no sales were booked during the current interim period ending December 31, 2007 due to the increasing prices of corn which negatively impacts our operations. See "Results of Operation - Results of Operations for the Period ended December 31, 2007".

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2007, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the fiscal quarter ending December 31, 2007, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3A (T). CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the director; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, the end of the period covered by this quarterly report.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission ("SEC") that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting.    Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending December 31, 2007, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

31.1          Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE PHARMACEUTICALS CORPORATION
 (Registrant)

Date:   March 5, 2008                                                                           By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date:   March 5, 2008                                           By:  /s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer