Form 10QSB
period 2008-03-31
Pure Pharmaceuticals CORP
filed 2008-05-20
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission file number ___________________

PURE PHARMACEUTICALS CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	45-0476087
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. BOX 55, 1594 STONE MILL PARK, BELLONA, NY, 14415
(Address of principal executive offices)

(315) 849-2822
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2008, there were 12,600,000 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

PURE PHARMACEUTICAL CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2008	September 30, 2007
	- $ -	- $ -
ASSETS
Current
Cash	16,501	28,906
Inventory	5,130	5,130
	21,631	34,036

LIABILITIES
Current
Accounts payable and accrued liabilities	68,299	48,508
	68,299	48,508

STOCKHOLDERS’ DEFICIT
Authorized:
100,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
12,600,000 common shares
(September 30, 2006 – 12,600,000)	12,600	12,600
Additional paid up capital	157,000	152,200
Accumulated comprehensive loss	600	600
Deficit accumulated during the development stage	(216,868)	(179,872)
	(46,668)	(14,472)
	21,631	34,036

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
					September 24,
					2004
	Three months	Three months	Six months	Six months	(Inception) to
	ended March	ended March	ended March	ended March	March 31,
	31, 2008	31, 2007	31, 2008	31, 2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	- $ -	- $ -	- $ -	- $ -	- $ -

Revenue	-	3,984	-	9,088	12,088
Cost of sales	-	3,187	-	7,270	9,670
	-	797	-	1,818	2,418

Expenses
Financing fees	-	-	-	-	5,600
General and
administrative	28,579	3,613	36,996	9,053	213,686
Net loss	28,579	(2,816)	36,996	7,235	(216,868)

Basic and diluted loss
per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average
number of common
shares outstanding	12,600,000	12,600,000	12,600,000	12,600,000

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			September 24,
	Six months	Six months	2004
	ended March	ended March	(Inception) to
	31, 2008	31, 2007	March 31,
	(Unaudited)	(Unaudited)	2008
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(36,996)	(7,235)	(216,868)
Non-cash administrative expenses	4,800	4,800	33,600
Net change in non-cash working capital balances:
Inventory	-	7,270	(5,130)
Accounts payable	19,791	23,150	68,299
Net cash used in operations	(12,405)	(18,315)	(120,099)

Cash Flows From Financing Activities
Capital stock issued	-	2,000	136,000
Net cash provided by financing activities	-	2,000	136,000

Effect of exchange rate changes	-	852	600

Increase (Decrease) In Cash	(12,405)	(17,167)	16,501

Cash, beginning	28,906	54,124	-
Cash, ending	16,501	36,957	16,501

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)

1.               BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended September 30, 2007, included in the Company’s Form 10-KSB and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

Our Business

The Company was formed in order to seek business opportunities in the area of expertise of the Company's principal stockholder, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company principally operated in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). MFAs are used preventively and therapeutically in animal feed to prevent disease and foster growth in livestock. In North America, 90% of all feed to animals contain MFAs. Our intended customers operate in the poultry, swine and cattle markets. The Company has historically focused its efforts on generic MFAs, as they have come off patent, therefore making them more economical to register with requisite regulators in the United States and Canada, with a view to bringing the products to market.

The Company continued to market a related-party owned MFA, Oxytetracycline, and was in the exploratory phase of identifying generic MFAs that it intended to test and register with regulatory authorities with a view to being granted a DIN or similar authorization to market such MFAs in North America (henceforth, the identification process). As market dynamics have undergone significant systemic changes over the past three years with the emergence of avian flu and the attendant fall in poultry consumption worldwide, management has had to conduct the identification process with due deliberation. Furthermore, with the prices of feed, particularly maize, at record high prices, our intended customers have been hesitant to add to their expenses.

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

Results of Operations

Results of Operations for the Period ended March 31, 2008

We did not earn any revenues in the three months ended March 31, 2008. We incurred operating expenses in the amount of $28,579 for the three months ended March 31, 2008. Our net loss for the three months ended March 31, 2008 was $28,579. As at March 31, 2008 we had cash of $16,501. The company’s losses stem from the payment of professional fees.

Sales and marketing of the company’s Oxytetracyline and the process of the company pursuing opportunities in the generic MFAs areas continue to be very difficult. Due to an acute worldwide increase in the price of key ingredients; corn and soybeans; the ability for producers to absorb upward pricing pressure is severely challenged. Corn prices have surged three fold in the last 24 months to its highest all time recorded price1. Management and analysts believe the competition for corn, once viewed as a commodity and now viewed as a matter of national security for countries, is here to stay. The use of corn for the production of ethanol and the agricultural polices of leading petroleum usage countries continue to exert price and demand pressures on the market2.

Due to the prolonged high prices of inputs, an upward cycle which has lasted for two years, and general conditions which are effecting the business of the company; management has determined to refocus, assess, and identify alternative business strategies.

_______________________________________________
1 http://lfpress.ca/perl-bin/publish.cgi?x=articles&p=229715&s=shopping
2 http://www.financialpost.com/story.html?id=311350

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

Liquidity and Capital Resources

Our cash reserves are not sufficient to meet our funding needs beyond the next nine-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and/or loans (interest or convertible). We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next six months.

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

Recent Developments

Sales have decreased year over year due to the increasing prices of maize. As a result of the prolonged high prices of inputs and other general conditions effecting the business of the Company, management has determined, in the current quarter, to refocus, assess and identify alternative business strategies.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of March 31, 2008, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending March 31, 2008, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2008, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending March 31, 2008, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date: May 20, 2008	By:/s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: May 20, 2008	By:/s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer