Form 10QSB
period 2008-06-30
Pure Pharmaceuticals CORP
filed 2008-08-19
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number: 000-52885

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
Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2008, there were 12,600,000 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

PURE PHARMACEUTICALS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

		September 30,
	June 30, 2008	2007
	- $ -	- $ -

ASSETS

Current
Cash	22,574	28,906
Inventory	5,130	5,130
	27,704	34,036

LIABILITIES

Current
Accounts payable and accrued liabilities	42,018	48,508
Note payable (Note 2)	40,000	-
	82,018	48,508

STOCKHOLDERS’ DEFICIT
Common stock:
Authorized:
100,000,000 common shares,
with a par value of $0.001
Issued and Outstanding:
12,600,000 common shares (2007 – 12,600,000)	12,600	12,600
Additional paid-in capital	159,400	152,200
Accumulated comprehensive loss	256	600
Deficit accumulated during the development stage	(226,570)	(179,872)
	(54,314)	(14,472)
	27,704	34,036

The accompanying notes are an integral part of these financial statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					from
		Three months			September 24,
	Three months	ended	Nine	Nine months	2004(Date of
	ended	June 30,	months ended	ended	inception) to
	June 30, 2008	2007	June 30, 2008	June 30, 2007	June 30, 2008
	- $ -	- $ -	- $ -	- $ -	- $ -

Revenue	-	-	-	9,088	12,088
Cost of sales	-	-	-	7,270	9,670
	-	-	-	1,818	2,418

Expenses
Financing fees	-	-	-	-	5,600
General and
administrative	9,703	12,860	46,698	21,913	223,388
Net loss	(9,703)	(12,860)	(46,698)	(20,095)	(226,570)

Net loss per share -
basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average
number of common
shares outstanding	12,600,000	12,600,000	12,600,000	12,600,000

The accompanying notes are an integral part of these financial statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
		Nine months	September 24,
	Nine months	ended	2004 (Date of
	ended	June 30,	inception) to
	June 30, 2008	2007	June 30, 2008
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(46,698)	(20,095)	(226,570)
Non-cash items:
Non-cash administrative expenses	7,200	7,200	36,000
Foreign exchange	(344)	(7)	256
Net change in non-cash working capital items:
Inventory	-	7,270	(5,130)
Accounts payable and accrued liabilities	(6,490)	(12,715)	42,018
Net cash used in operations	(46,332)	(18,347)	(153,426)

Cash Flows From Financing Activities
Capital stock issued	-	2,000	136,000
Note payable	40,000	-	40,000
Net cash provided by financing activities	40,000	2,000	176,000

Increase (decrease) in cash	(6,332)	(16,347)	22,574

Cash, beginning	28,906	54,124	-
Cash, ending	22,574	37,777	22,574

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

2.	NOTE PAYABLE

The balance is owing to a non-related party in the amount of $40,000 as at June 30, 2008 (Nil – September 30, 2007). The full amount is unsecured, bears an interest rate of 5% per annum and due in May 2009.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the last quarter, management determined to refocus, assess and identify alternative business strategies due to prolonged high prices of maize and other inputs and other general economic conditions effecting the business of the Company.

Recent Developments

Sales have decreased year over year due to the increasing prices of maize. As a result of the prolonged high prices of inputs and other general conditions effecting the business of the Company, management determined, in the prior quarter, to refocus, assess and identify alternative business strategies. In July, 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PCMS”.

Results of Operations

Results of Operations for the Period ended June 30, 2008

We did not earn any revenues in the three months ended June 30, 2008. We incurred operating expenses in the amount of $9,703 for the three months ended June 30, 2008. Our net loss for the three months ended June 30, 2008 was $9,703. As at June 30, 2008 we had cash of $22,574. Our losses stem from the payment of professional fees and the inability to generate revenue.

Sales and marketing of the company’s Oxytetracyline and the process of the company pursuing opportunties in the generic MFAs areas continue to be very difficult this quarter. Due to an acute worldwide increase in the price of key ingredients; corn and soybeans; the ability for producers to absorb upward pricing pressure is severely challenged. Corn prices have surged five fold in the last 24 months to $750 USD per brushel to its highest all time recorded price1. Corn prices continue to break historic records. Management and analysis believe the competition for corn, once viewed as a commodity and now viewed as a matter of national security for countries, is here to stay. The use of corn for the production of ethanol and the agricultural policies of leading petroleum usage countries continue to exert price and demand pressures on the market2.

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

As a result of its activities in late fiscal 2006, the Company located suitable clients willing to purchase the MFA and was able to book its first sale in the first quarter of fiscal 2007 for $5,104. During the second quarter of fiscal 2007, the Company booked a sale in the amount of $3,984. In the third quarter, the Company was unable to make any sales. In the fourth quarter, the Company booked a sale of $3,000. Management believes that its inability to generate greater sales is attributable to the high price of maize

__________________________________________________
1 http://futures.tradingcharts.com/chart/CN/M
2 http://www.financialpost.com/story.html?id=311350

which is one of the largest cost components of feed. Maize prices have increased dramatically in the last 12 months from its historic averages. There are many factors driving the price of maize higher, including its use as an emerging fuel (ethanol). This significant jump in prices have forced upward "at the gate" prices for poultry in cities such as Toronto where from the period of January to June 2007, prices for poultry had increased 11.6% from $1.16 to $1.29/kilogram. Management believes that until retail customers are willing to pay more, animal producers are going to continue a cautious approach towards shouldering additional "cost risk"

To broaden our distribution network, the Company set up a website, www.purepharmacorp.com, to complement sales efforts.

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

Liquidity and Capital Resources

Our cash reserves are not sufficient to meet our funding needs beyond the next nine-month period. To this effect, we have raised $40,000 USD in outside capital in terms of a loan. Management believes even with this capital injection, we will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and/or loans (interest or convertible). We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next six months.

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

ITEM 3.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of June 30, 2008, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending June 30, 2008, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending June 30, 2008, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date: August 18, 2008	By:	/s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: August 18, 2008	By:	/s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer