Form 10KSB
period 2008-09-30
Pure Pharmaceuticals CORP
filed 2009-01-14
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No.: 000-52885

PURE PHARMACEUTICALS CORPORATION
Exact name of Registrant as specified in its charter

Nevada	45-0476087
State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

P.O. Box 55, 1594 Stone Mill Park, Bellona, NY 14415
(Address of Principal Executive Offices, including ZIP Code)

Registrant's Telephone Number, Including Area Code: (315) 849-2822
Securities Registered Pursuant to Section 12(b) of the Act: None
Name of Each Exchange on Which Registered: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [ x ]

The Registrant's did not have any revenue for the fiscal year ended September 30, 2008.

     As of January 14, 2009, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was approximately $130,000 based on the price that the shares of common stock were sold to such non-affiliates.

As of January 14, 2009, the Registrant had 12,600,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

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

Corporate History.

We were incorporated in the State of Nevada on September 24, 2004. Our principal offices are located at P.O. Box 55, 1594 Stone Mill Park, Bellona, NY 14415 and our telephone number is 315-849-2822.Our resident agent is Computershare Trust Company, Inc. located at 350 Indiana Street, Suite 750, Golden, Colorado, 80401.

General Overview.

The Company was formed in order to seek business opportunities in the area of expertise of the Company's principal stockholder, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company operates in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). Due the extraordinary circumstances facing the world economy in 2008, and its particular effects on the MFA industry, the Company is exploring its options for any strategies which will maximize shareholder value whether corporately or operationally. MFAs are used preventively and therapeutically in animal feed to prevent disease and foster growth in livestock. In North America, 90% of all feed to animals contain MFAs. Our intended customers operate in the poultry, swine and cattle markets. The Company is focussing its efforts on generic MFAs, as they have come off patent, therefore making them more economical to register with requisite regulators in the United States and Canada, with a view to bringing the products to market.

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

  Improving feed efficiency and increased rate of gain
  Reduction of liver abscesses
  Treatment of Bacterial Enteritis (E. Coli)
  Prevention and treatment of early stages of Shipping Fever and
  Treatment of Bacterial Pneumonia (P. multocida)

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

The MFA Industry. The last two years have been particularly difficult for the MFA industry. Even though over the last 20 years, the per capita consumption of meat from food-producing animals has increased by 64% from 28 kilograms/person in 1980 to 46 kilograms/person in 2000, the use of MFAs has been severely affected by the severe fluctuations in corn and soybean prices, the main constituents’ used in feed (See Corn Price Chart at http://futures.tradingcharts.com/chart/CN/M) As developing nations such as India and China become more affluent, it is likely that their diets will contain more meat thereby indirectly triggering a greater demand for MFAs. In 2006, approximately $5.2 billion was spent on animal pharmaceuticals in the US alone. Worldwide sales were $14.5 billion. MFA sales in the US accounted for approximately $500 million of that total (See U.S Animal Health Institute, press releases at http://www.ahi.org/mediaCenter/pressReleases.asp).

The animal pharmaceutical industry is a high volume and low margin business that has been subject to consolidation in recent years. The 15 global market leaders are responsible for 70% of sales while the market leaders Merial and Pfizer each have over 10% US market share. The overall food-producing animal health market has grown modestly at 1.9% per annum from 1991 to 2002 (Mackenzie Woods, Nature Magazine, May 2004). However this market is not without its challenges. MFA products including antibiotics, antibacterials, anticoccidials and anthelmintics have experienced a decline of 3.2% since 2002 in the US due to extraordinary recent events such as the avian flu, cost of feed constituents, and evolving public perceptions of using “drugs” on animals. As a result, out of the entire universe of MFAs including new drug applications (NADA) and generic drug applications (ANADA), only 54% percent or 366 out of 667 holders of these licenses are listed as “active” in sales and marketing activities as indicated by the FDA as of October 2008 (See FDA http://www.fda.gov/cvm/VMF/vmf_sort1.htm). The major players in the MFA market include Alpharma, Elanco and Phibro although several other companies and generic manufacturers have MFA products in their portfolios.

The US has one of the world's largest livestock populations and, with the exception of pork, is the world’s largest meat producer. It is also recognized as the most advanced market in terms of production and the most price-sensitive. A 1% increase in feed conversion (ratio of amount of feed required to produce 1lb of meat) efficiency is highly valued and can mean the difference between profit and loss for breeders. However, in 2007 and 2008, because of the severe fluctuations in corn and soybeans, and the financial swings too severe to mitigate even by the most sophisticated of buyers, feed conversion economics were secondary considerations relative to these enormous price swings.

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

Meat Production in 2007
(in 000’s of metric tons)

Cattle & Veal		Swine (Pork)		Broilers (Poultry)
United States	12,168	China, PRC	55,800	United States	16,413
Brazil	9,120	European Union	21,500	China, PRC	10,520
China, PRC	7,910	United States	9,809	Brazil	9,670
European Union	7,880	Brazil	2,745	European Union	7,530
Argentina	3,150	Canada	1,860	Mexico	2,724
India	2,500	Vietnam	1,832	India	2,200
Mexico	2,290	Mexico	1,250	Argentina	1,290
Australia	2,200	Philippines	1,245	Russia Federation	1,260
Russian Federation	1,380	Japan	1,235	Japan	985
Canada	1,335	Korea, South	1,077	Canada	980

________________________
Source: 2006 based on Livestock and Poultry: World Markets and Trade, October, 2006 online: United States Department of Agriculture, Foreign Agricultural Service <http://www.fas.usda.gov/dlp/circular/2006/2006%20Annual/Livestock&Poultry.pdf>.

These figures evidence a robust volume of worldwide meat production growing 2.7% year over year from 2006 to 2007. The widespread adoption of modern production techniques is required to remain competitive and manage large numbers of livestock in confined areas. We believe that the use of MFA products will continue to be regarded as an important tool in ensuring animal health and the economic viability of large-scale livestock production as MFAs are among the most efficient and cost-effective methods of dispensing medicated products to vast numbers of animals. However, in 2007 and 2008, because of the severe fluctuations in corn and soybeans, and the financial swings too complicated to mitigate even by the most sophisticated of buyers, MFA economics were secondary considerations relative to these enormous price swings.

Our Business Strategy. Due the extraordinary circumstances facing the world economy in 2008, and its particular effects on the MFA industry, the Company is exploring its options for any strategies which will maximize shareholder value whether corporately or operationally.

Should financial markets stabilize and funding become available via normal means, the Company may continue to pursue opportunities in the food-producing animal industry. This market is a commodity marketplace that is extremely price-sensitive. MFA producers thus tend to differentiate their products largely based on price. In the generic MFA market, there are currently no large companies with a monopoly position; neither is the generic market as profitable as the one for patented/proprietary drugs. Global pharmaceutical companies with animal businesses faced with lower returns on capital on MFAs have done one of the following:

1.	Slowed or stopped investment in new MFAs
2.	Divested their businesses, abandoned their MFA business (e.g. allow their DINs or similar authorizations to expire), or are actively looking for an exit strategy; or
3.	Simply shifted resources to ”hibernation mode” instead.

It is our belief that this is a neglected and "orphan" $540 million market in the United States, too small for global pharmaceutical companies to pursue and too large for "mom and pop" shops to invest in. Our business strategy is to be a low cost provider offering choice to feed mills and large animal producers in the US and Canada. For the Company to have a chance at achieving profitability:

1.	market an increased number of third-party owned MFAs;
2.	increase the sales volume of third-party owned MFAs;
3.	identify and register off-patent MFAs with market potential and
4.	have the market stabilize and the resources to execute our strategy

Given the increased challenges and decreased opportunities posed, the Company's Management believes it would take 36-48 months to become profitable should it execute on items 1, 2, and 4 above. Further financing shall be required in order to execute all items and given the substantial initial investment required, it may take longer to generate profits from such activity.

We believe that the following are keys to the success of our business strategy:

I.	Financial Markets Stabilize and Funding becomes available

As mentioned earlier, prices for key feed constituents must stabilize before customers start looking at the economics of MFAs. Also, financial markets lending to customers (e.g. farmers) must “free-up” so investments in their businesses can be made. In addition, the Company must have adequate financial resources to produce and procure MFAs for sale and to continue as an ongoing concern.

II.	Lower Registration and Approval Costs

As identified MFAs are generic variations of branded products that have already received FDA approvals, we are not required to conduct extensive testing and clinical trials to obtain FDA approvals for identified MFAs. As a result, we believe that we will incur substantially lower costs in seeking FDA approvals for identified MFAs compared to the costs of obtaining FDA approvals for a new drug.

III.	Low Operating and Manufacturing Costs

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

IV.	Our Sales & Marketing Network

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

Requirements for Personnel and other Consultants

To have a normal functioning business to facilitate the trading of MFAs and to execute on our business strategy, if the Company can remain as a going concern, these work items would require the following personnel.

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

In order to execute our overseas outsourcing model, the Company shall also rely on consultants in China or India to ensure product quality and timely delivery. However, if our business develops, the Company expects to hire full-time staff in the respective manufacturing country at $12,000 per employee per annum. The Company believes that it may require one full time employee within the next 12 months and may hire more employees if business requirements so warrant.

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

IV.	Estimated costs of hiring personnel and retaining consultants

We estimate that the approximate costs of hiring personnel and/or retaining skilled consultants for our two streams of business will be as follows:

Marketing of Third-party Owned MFAs

Personnel requirements (for Oxytetracycline Sales in Canada)
Location and Task	Nature of retainer	Cost
Asia – Local Quality Assurance individual	Contract or Full Time Employee	Cost to be incorporated into pricing of product, with expense of third quality inspection agency to be born by factory.
Asia – Logistical Support	Contract	Typically included with freight and shipping services provided by the local contractor
North America – Logistical Support	Contract	Typically included with freight and shipping services provided by the local contractor
North America – Sales	Provided by Management	No currently anticipated expense
North America – Back-office	Provided by Management	No currently anticipated expense

Identification and Registration of Off-patent MFAs

Immediate personnel requirements
Location and Task	Nature of retainer	Cost
North America – Identification of actionable corporate actions (non MFA operations) related to maximize shareholder value	Management	No currently anticipated expense
North America – Identification of commercially viable MFAs for FDA registration	Management	No currently anticipated expense
North America – Market Research and preliminary due diligence of identified MFAs	Management	No currently anticipated expense

Medium-term personnel requirements
Location and Task	Nature of retainer	Cost
North America – Initial consulting for FDA registration of MFAs identified by management	Contract	USD$ 5,000

Long-term personnel requirements
Location and Task	Nature of retainer	Cost
North America – Full FDA registration	Contract	USD$ 2.5 million inclusive
North America – Clinical testing	Contract
North America – All other approvals	Contract

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

The Company intends to market one (1) third-party owned MFA in the next 12 months. To this end, we have thus far:

  identified one factory and purchased and sold initial quantities of Oxytetracycline in 2007; however we were not able to make further inroads in 2008 continue to engage in discussions with two (2) other factories which manufacture two (2) MFAs that the Company is presently trying to negotiate with the DIN owner for the right to market in the US or Canada. The Company has yet to move further into these discussions until we know we have the resources to continue as a going concern.

We expect that the gross sale price that our products can achieve in North America will roughly represent a 10-40% mark-up above our offshore manufacturing costs.

Sales and Marketing. Companies selling MFAs differentiate their products primarily based on price as little innovation in MFA products has occurred in the last 20 years. The number of MFAs for sale decreased from 395 in 2007 to 366 in 2008, there are few generic alternatives to branded MFA products as shown in the table below (see http://www.fda.gov/cvm/VMF/vmf_sort1.htm).

Drugs	Competing Products	Percentage
286	1 to 5	78.2%
35	6 to 10	9.6%
25	11 to 20	6.7%
20	20+	5.5%
366	Total Drugs

Of the total animal drug universe of 366 animal drugs registered with the FDA Database as of October 2008, 78.2% have only 1-5 competitors. 9.6% have 6-10, and the remaining 12.2% have more than 10 competitors. Even this data is overstated because one drug company can have more than one variant of an MFA and that is double, triple, or counted even more times as a competing product.

We intend to provide a lower cost alternative to our customers. Although we intend to market identified MFAs at certain tradeshows, advertising in the MFA marketplace is often done by word-of-mouth. Sales are generally based on quality, price and the industry reputation of the supplier.

We intend to sell the identified MFAs directly to feed mills and large animal producers, given adequate financial resources, Feed mills and large animal producers account for a majority of MFA consumption in the US. Sales may also be made to veterinarians and buying cooperatives. To complement direct sales, we currently intend to engage qualified and experienced local agents and have created a website http://www.purepharmacorp.com to facilitate direct online ordering for repeat customers and as a source of information for end users. We intend to set the prices for identified MFAs uniformly to avoid arbitrage and price erosion.

Competition. The Company will face competition from incumbents and companies looking to exit the industries. This may come in the form of predatory pricing, innovation, or both. We expect to compete with several large companies such as Alpharma, Elanco, Phibro, and several other generic manufacturers that have MFAs in their portfolios, that have greater financial and other resources than we do or willing to sell inventories at a lost to exit the MFA business. To the extent these companies or new entrants into the market, offer comparable products to identified MFAs at lower prices, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Furthermore, evolving public attitudes towards MFAs, increasing government regulation, and alternatives from commercial manufacturers of non-antibiotic MFA can have a significant impact on our customers and us.

Our competitive position will be based principally on our family of MFAs (third-party and company owned) our ability to provide a reliable low-cost supply from Asia, Mr. Gordon’s industry contacts and customers, our delivery model and future product registrations. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We may not have sufficient resources to establish or maintain a competitive position or market share against the largest animal health drug companies listed below as of the end of 2005:

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

_______________________
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

  temporarily deny approval of, or suspend applications to market, particular generic drugs;

  suspend the distribution of all drugs approved or developed pursuant to ANADAs of such companies;

  withdraw approval of an ANADA;

  seek civil penalties against such company; and

  under appropriate procedures, significantly delay the approval of any pending ANADA.

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

The Company is a development stage company. We have begun marketing operations for a related-party owned MFA, Oxytetracycline, and are in the exploratory phase of identifying generic MFAs that we intend to test and register. Since incorporation on September 24, 2004, we have been involved primarily in organizational activities only. We have earned very limited revenues as of the date of this Annual Report and are proposing to enter the highly competitive animal-health market. Our plans for identifying, developing and marketing generic MFAs products may not be successful and we may never attain significant sales or profitability. Due the extraordinary circumstances facing the world economy in 2008, and its particular effects on the MFA industry, the Company exploring any strategies which will maximizeshareholder value whether corporately or operationally.

Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the current systemic market conditions, problems, expenses, difficulties, complications and delays encountered in connection with the business that we plan to undertake. These potential problems include, but are not limited to, the financial viability of the company as a ongoing concern, financial viability of licensing agreements for the marketing of third-party owned MFAs, unanticipated problems relating to the completion of due diligence for identifying MFAs available for generic manufacture and sale, obtaining the required regulatory approvals for such identified MFAs and the manufacturing and marketing thereof, and additional costs and expenses that may exceed current estimates.

If we can continue as a going concern and if and when an MFA which management believes could be economically viable is finally identified, obtaining the required regulatory approvals for the identified MFA is expected to take between 24 and 36 months. This will require additional financing and we will incur increased expenses in connection therewith. We therefore expect to incur significant losses into the foreseeable future.

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

We currently have limited operations and revenues. Our current operating funds are not sufficient to fund the costs of implementing our entire business plan, including obtaining the required regulatory approvals for MFAs which we are in the process of identifying. As of September 30, 2008, we had cash in the amount of $12,459. We will need to obtain additional financing in order to implement our business plan.

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

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2008 included in this Annual Report indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

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

Corn prices have increased dramatically in recent months from their historic averages (see monthly price chart at: http://futures.tradingcharts.com/chart/CN/M). There are many factors driving the price of corn higher, including its use as an emerging fuel (ethanol). Management believes that until retail customers are willing to pay more, animal producers are going to continue a cautious approach towards shouldering additional "cost risk". Such caution may result in animal producers purchasing fewer of our products. Any reduction in the amounts of MFAs we are able to sell to animal producers could have a material adverse effect on our business.

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

  developing product improvements;

  increasing marketing initiatives and filing of additional litigation; and

  litigation.

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

Mr. Gordon and Mr. Lee currently devote 25% of their working time, or 10 hours a week, to the Company. It is expected that once the MFA registration process is complete and the Company achieves a financial condition where it can adequately compensate management on a non-equity basis, management shall ensure a commensurate increase to the time it devotes to the affairs of the Company. While Mr. Gordon and Mr. Lee presently possess adequate time to attend to our interests, it is possible that the demands on Mr. Gordon and Mr. Lee from their other obligations could increase with the result that they would not be able to devote sufficient time to the management of our business, which could have a material adverse effect on our business.

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

  obtaining of regulatory approvals;

  development of our business; and

  demand and prices for identified MFAs.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fiscal year ended September 30, 2008.

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

Holders of our Common Stock. As at January 14, 2009, there were approximately 52 holders of record of our common stock and a total of 12,600,000 shares of common stock were outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2008.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations for the Period ended September 30, 2008

We did not have any revenue for the fiscal year ended September 30, 2008. We incurred operating expenses in the amount of $68,553 for the year ended September 30, 2008. Our net loss for the year ended September 30, 2008 was $68,553. As at September 30, 2008 we had cash of $12,459 and a working capital deficiency of $33,754.

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

To broaden our distribution network, the Company has set up a website, www.purepharmacorp.com, to complement sales efforts. Our plan of operation for the twelve months following the date of this annual report on Form 10-KSB is to focus on looking for strategic actions to maximize shareholder value in this challenging environment and if this can be done, we can start completing the due diligence in identifying MFAs for registration with the FDA. We anticipate the cost of obtaining such FDA approvals to be approximately $2.5 million per MFA. Depending on the timing and success of the Company's efforts to secure adequate funds through equity financing, we expect to start the testing and approval phase of the ANADA registration process 12 months from the date of the closing of securing adequate financing.

Results of Operations for the Period ended September 30, 2007

We had net revenue in the amount of $12,088 for the fiscal year ended September 30, 2007. We incurred operating expenses in the amount of $64,886 for the year ended September 30, 2007. Our net loss for the year ended September 30, 2007 was $62,468. As at September 30, 2007 we had cash of $28,906 and working capital of $14,472.

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

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. For these and other related reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern. See "Risk Factors".

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

[Financial Statements follow, beginning on next page]

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pure Pharmaceuticals Corp.

We have audited the accompanying balance sheets of Pure Pharmaceutical Corp. (a development stage company) as of September 30, 2008 and 2007, and the statements of operations, cash flow and stockholders’ deficit for the years then ended and the period from September 24, 2004 (Inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and the period from September 24, 2004 (Inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 22, 2008

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	September
	2008	30, 2007
	- $	- $ -

Assets
Current
Cash	12,459	28,906
Inventory	-	5,130
Total Assets	12,459	34,036

Liabilities
Current
Accounts payable and accrued liabilities	46,213	48,508

Long- term loan (Note 3)	40,000	-
Total Liabilities	86,213	48,508

Stockholders’ Deficit
Common Stock (Note 4)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
12,600,000 (September 30, 2007 – 12,600,000) common shares	12,600	12,600
Additional paid in capital	161,800	152,200
Accumulated other comprehensive income	271	600
Deficit accumulated during the development stage	(248,425)	(179,872)
Total Stockholder’s Deficit	(73,754)	(14,472)
Total Liabilities and Stockholders’ Defecit	12,459	34,036

Contingency (Note 1)

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			from September
			24, 2004
			(Inception) to
			September 30,
	Year ended September 30
	2008	2007	2008
	- $ -	- $ -	- $ -

Revenue	-	12,088	12,088
Cost of sales	-	9,670	9,670
	-	2,418	2,418

Expenses
Financing fees	-	-	5,600
General and administrative	63,423	64,886	240,113
Write-down of inventory	5,130	-	5,130
	(68,553)	(64,886)	(250,843)

Net loss	(68,553)	(62,468)	(248,425)

Loss per share – basic and diluted	(0.01)	(0.00)

Weighted average number of common shares outstanding
– basic and diluted	12,600,000	12,600,000

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			September 24,
			2004
			(Inception) to
			September 30,
	Year ended September 30,		2008
	2008	2007
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(68,553)	(62,468)	(248,425)
Non-cash items:
Donated capital	9,600	9,600	38,400
Write down of inventory	5,130	-	5,130
Change in non-cash working capital items:
Inventory	-	9,670	(5,130)
Accounts payable and accrued liabilities	(2,295)	15,276	46,213
Net cash used in operating activities	(56,118)	(27,922)	(163,812)

Cash Flows From Financing Activities
Proceeds from long-term loan	40,000	-	40,000
Capital stock issued for cash	-	2,000	136,000
Net cash provided by financing activities	40,000	2,000	176,000

Effect of exchange rate changes	(329)	704	271

Increase (Decrease) In Cash	(16,447)	(25,218)	12,459

Cash, beginning	28,906	54,124	-
Cash, ending	12,459	28,906	12,459

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM SEPTEMBER 24, 2004 (INCEPTION) TO SEPTEMBER 30, 2008

									Accumulated		Deficit Accumulated
					Additional		Share		Other		During the
	Common Shares				Paid-in		Subscriptions		Comprehensive		Development
	Number		Par Value		Capital		Receivable		Income (loss)		Stage		Total
		$		$		$		$		$		$
Balance, September 24, 2004
(Date of Inception)	-		-		-		-		-		-		-
Net loss for the period	-		-		-		-		-		-		-
Balance, September 30, 2004	-		-		-		-		-		-		-
Shares issued for cash:
– January 2005, at $0.001	6,000,000		6,000		-		-		-		-		6,000
– January 2005, at $0.01	5,000,000		5,000		45,000		-		-		-		50,000
– March 2005, at $0.05	1,600,000		1,600		78,400		(8,000)		-		-		72,000
Donated capital	-		-		9,600		-		-		-		9,600
Foreign currency translation adjustment	-		-		-		-		(559)		-		(559)
Net loss	-		-		-		-		-		(64,441)		(64,441)
Balance, September 30, 2005	12,600,000		12,600		133,000		(8,000)		(559)		(64,441)		72,600
Share subscriptions received	-		-		-		6,000		-		-		6,000
Donated capital	-		-		9,600		-		-		-		9,600
Foreign currency translation adjustment	-		-		-		-		455		-		455
Net loss	-		-		-		-		-		(52,963)		(52,963)
Balance, September 30, 2006	12,600,000		12,600		142,600		(2,000)		(104)		(117,404)		35,692
Donated capital	-		-		9,600		-		-		-		9,600
Share subscriptions received	-		-		-		2,000		-		-		2,000
Foreign currency translation adjustment	-		-		-		-		704		-		704
Net loss	-		-		-		-		-		(62,468)		(62,468)
Balance, September 30, 2007	12,600,000		12,600		152,200		-		600		(179,872)		(14,472)
Donated capital					9,600		-		-		-		9,600
Foreign currency translation adjustment	-		-		-		-		(329)		-		(329)
Net loss	-		-		-		-		-		(68,553)		(68,553)

Balance, September 30, 2008	12,600,000		12,600		161,800		-		271		(248,425)		(73,754)

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception through September 30, 2008, resulting in an accumulated deficit of $248,425 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock and loans. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the services have been rendered, the price is fixed or determinable and collection is reasonably assured.

Foreign Currency Translation

The financial statements are presented in US dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Foreign denominated monetary assets and liabilities are translated into their US dollar equivalents using exchange rates which prevail at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations; whereas, adjustments arising from translation are included as a separate component of shareholders’ equity called accumulated other comprehensive income (loss).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Company

The Company complies with SFAS No. 7, “Development Stage Enterprises”, and the Securities and Exchange Commission (“SEC”) Act Guide 7 for its characterization of the Company as development stage.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used by management are the future tax rates used to determine the deferred tax asset. Actual results could differ from those estimates.

Net Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable, and long term loan, is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended September 30, 2008 and 2007, there are no items that cause comprehensive loss to be different from net loss.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on June 1, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

Comparative numbers

Certain comparative numbers have been reclassified to comply with current year’s presentation.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements – (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	LONG TERM DEBT

On May 16, 2008, the Company received a loan of $40,000 from a third party. The loan is unsecured and matures three years from the date of the loan. The interest rate is 8% per annum, and is due on each anniversary of the loan.

4.	COMMON STOCK

The total number of authorized common stock that may be issued by the Company is 100,000,000 shares of stock with a par value of $0.001 per share.

During the year ended September 30, 2007 the Company collected $2,000 of share subscriptions due at September 30, 2006.

The Company has not granted any common stock options or warrants since inception.

5.	RELATED PARTY TRANSACTIONS

Effective September 24, 2004, the Company leased office space from a director of the Company, for a period of 5 years, expiring September 24, 2009. The lease is on a rent free basis. The Company records an equivalent fair value of $800 per month as donated capital.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	INCOME TAXES

As of September 30, 2008, the Company has estimated tax loss carry forwards for tax purposes of approximately $210,000 (2007: $151,000), which expire by 2028. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

		September 30,
		2008		2007
	$		$

Loss before income tax		(68,553)		(62,468)
Statutory tax rate		35.00%		35.00%

Expected tax expense (recovery)		(23,994)		(21,864)
Decrease resulting from:
Amounts not deductible for tax		3,360		3,360
Unrecognized loss carry forward		20,634		18,504

Income tax provision		-		-

The Company’s tax-effected deferred tax asset is estimated as follows:

		September 30,
		2008		2007
	$		$

Net operating loss carry forwards		73,500		52,850
Valuation allowance		(73,500)		(52,850)
Net deferred tax asset		-		-

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of September 30, 2008, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended September 30, 2008, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age and position of our present officers and director are set forth below:

Name	Age	Position(s)	Term as Director
Roger Gordon	54	President, Principal Executive Officer and director	Indefinite
Charlie Lee	34	Secretary, Treasurer and Principal Accounting Officer	N/A

The following provides certain background information about each of our current director and officers:

Roger Gordon, age 54, has been our President and a director since September 24, 2004. Mr. Gordon has over 30 years of experience and has been involved in the pharmaceutical, animal and field chemical and feed business since 1973. He acted as a technical advisor at Swift Canadian, and kept producers informed on selection of feed and water medication choices for the poultry and turkey industry from 1973 to 1976. From 1976 to 1979, he worked in corporate technical sales at Sullivan Strong Scott, a company specializing in the supply of particle reduction, size classification, mixing and bulk material handling equipment to the feed, pharmaceutical, and food industries. As manager of Hudson, a milling supplier of farm chemicals and medications, he pioneered the import of materials from the Orient and built Hudson to a market leader in its field from 1979 to 1990. Subsequently, he was a team leader and product manager at Glaxo Pharmaceuticals from 1990 to 1995 and was in charge of new product introductions and marketing efforts, as well as customer care.

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

Charlie Lee, age 34, has been our Secretary, Treasurer and principal accounting officer since September 24, 2004. Mr. Lee has experience in international business, particularly in China. In 1996, he worked for the Province of British Columbia and assisted in the privatization of the highway maintenance program in the province. He worked in corporate banking from 1997 to 2000 at a major North American bank. In 2000, he started his own consulting service and helped Earth Canada Corp, a TSX Venture Exchange listed issuer, develop their business and open their offices in China. In 2003, he was appointed Vice President of Corporate Development and transformed, with the original founders, the company from a fledging research and development corporation to a successful entity by building it up, raising financing and then selling a majority stake to two of Canada's largest money managers. Since June 2004, Mr. Lee has been employed with Now Trading, a firm specializing in sale and trade consumer durables from Asia. Mr. Lee currently devotes 50% of his working time to the affairs of the Company. It is anticipated that this will continue into the future.

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

Nomination Process. As of September 30, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to the Board.

Audit Committee Financial Expert. At this time, given our stage of development, we do not have an audit committee financial expert serving on theBoard and the Board as a whole serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2008 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10.	EXECUTIVE COMPENSATION.

Our officers have received no compensation for their services to us to date. We do not have any form of stock option or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended September 30, 2008. In addition, we have not entered into any employment or consulting agreements with our officers. We have not compensated and have no arrangements to compensate our directors for their services to us. Members of management shall be paid a commensurate salary once the Company becomes profitable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at January 14, 2008, the total number of shares owned beneficially by each of our directors and officers, individually and as a group. No other shareholders presently own five percent or more of our total outstanding shares.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percentage of Class
Common	Roger Gordon, P.O. Box 55 1594 Stone Mill Park Bellona, NY 14415	3,750,000 (Direct)	29.8%
Common	Charlie Lee, P.O. Box 55 1594 Stone Mill Park Bellona, NY 14415	2,250,000 (Direct)	17.9%
Common	Directors and officers as a Group	6,000,000	47.6%

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

  Any director or officer;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  Any promoter; and
  Any member of the immediate family of any of the foregoing persons.

On September 24, 2004 we issued 3,750,000 shares of our common stock to Mr. Roger Gordon for proceeds of $3,750 and 2,250,000 shares of our common stock to Mr. Charlie Lee for proceeds of $2,250.

On June 30, 2006, we entered into a contract with Canadian Life Science Ltd., a company owned by Mr. Roger Gordon, a promoter, to secure the right to market Oxytetracycline in Canada through a licensing arrangement. Pursuant to the terms of this contract, the Company shall pay Canadian Life Science Ltd. the greater of 1% of all net sales revenue of the licensed products or USD$2500 annually, first payment due September 30, 2008 throughout the term of the contract in exchange for the exclusive license to use the Oxytetracycline DIN owned by Canadian Life Science Ltd. The term of the contract is for a period of two years and may be renewed by the Company under the same terms and conditions for three consecutive two-year periods or the expiry of the Oxytetracycline DIN, whichever is earlier. It is anticipated that Mr. Gordon will receive approximately USD$5,000 through the life of the contract.

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

_______________________
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on June 1, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows: (i) for the fiscal year ending September 30, 2008: US$ 7,500 (estimate) and (ii) for the fiscal year ending September 30, 2006: US$ 8,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the previous item, Item 9(e)(1) of Schedule 14A, are as follows: (i) for the fiscal year ending September 30, 2008: US$ 9,900 and (ii) for the fiscal year ending September 30, 2006: US$ 1,500. The nature of these audit-related services was primarily comprised of a review of the quarterly financial statements for the initial SB-2 registration statement and subsequent amendments.

Tax Fees

The Company was billed $2,500 in the fiscal year ended September 30, 2008 for tax compliance services rendered to the Company since its incorporation in 2004.

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

By:	/s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date:	January 13, 2009

By:	/s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer

Date:	January 13, 2009