Form 10-Q
period 2008-12-31
Pure Pharmaceuticals CORP
filed 2009-02-18
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-52885

PURE PHARMACEUTICALS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

NEVADA	45-0476087
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

P.O. BOX 55, 1594 STONE MILL PARK,
BELLONA, NY	14415
(Address of Principal Executive Offices)	(Zip Code)

(315) 849-2822
(Registrant’s Telephone Number, Including Area Code)

_______________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2008	2008
	- $ -	- $ -

ASSETS
Current
Cash	13,224	12,459
	13,224	12,459

LIABILITIES
Current
Accounts payable and accrued liabilities	45,950	46,213

Long-term loan	40,800	40,000
	86,750	86,213

STOCKHOLDERS’ EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
12,600,000 common shares
(September 30, 2008 – 12,600,000)	12,600	12,600
Additional paid up capital	164,200	161,800
Accumulated comprehensive loss	242	271
Deficit accumulated during the development stage	(250,568)	(248,425)
	(73,526)	(73,754)
	13,224	12,459

– See Accompanying Note –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			from
	Three	Three	September
	months	months	24, 2004
	ended	ended	(Inception) to
	December	December	December 31,
	31, 2008	31, 2007	2008
	- $ -	- $ -	- $ -

Revenue	4,000	-	16,088
Cost of sales	-	-	9,670
	4,000	-	6,418

Expenses
Financing fees	-	-	5,600
General and administrative	5,343	8,417	245,456
Interest on long term loan	800	-	800
Write-down of inventory	-	-	5,130
	6,143	8,417	256,986
Net loss	(2,143)	(8,417)	(250,568)

Loss per share – basic and
diluted	(0.00)	(0.00)

Weighted average number
of common shares
outstanding	12,600,000	12,600,000

– See Accompanying Note –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from
	Three	Three	September
	months	months	24, 2004
	ended	ended	(Inception) to
	December	December	December 31,
	31, 2008	31, 2007	2008
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(2,143)	(8,417)	(250,568)
Non-cash items:
Donated capital	2,400	2,400	40,800
Accrued interest on long term loan	800	-	800
Write off in inventory	-	-	5,130
Change in non-cash working capital
balances:
Inventory	-	-	(5,130)
Accounts payable	(263)	6,000	45,950
Net cash used in operations	794	(17)	(163,018)

Cash Flows From Financing Activities
Capital stock issued	-	-	136,000
Long-term loan	-	-	40,000
Net cash provided by financing activities	-	-	176,000

Effect of exchange rate changes	(29)	-	242

Increase (Decrease) In Cash	765	(17)	13,224

Cash, beginning	12,459	28,906	-
Cash, ending	13,224	28,889	13,224

Supplementary Cash Flow
Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Note -

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

In addition to historical information, the following discussion and other parts of this document may contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. The events described in forward looking statements we make in this Form 10-Q may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

The Company continued to market a related-party owned MFA, Oxytetracycline, and are in the exploratory phase of identifying generic MFAs that it intended to test and register with regulatory authorities with a view to being granted a DIN or similar authorization to market such MFAs in North America (henceforth, the identification process). As market dynamics have undergone significant systemic changes over the past three years with the emergence of avian flu and the attendant fall in poultry consumption worldwide, management has had to conduct the identification process with due deliberation. Furthermore, with the prices of feed, particularly maize, at record high prices, out intended customers have been hesitant to add to their expenses.

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

Management previously determined to refocus, assess and identify alternative business strategies due to prolonged high prices of maize and other inputs and other general economic conditions affecting the business of the Company.

Recent Developments

Sales have decreased year over year due to the increasing prices of maize. As a result of the prolonged high prices of inputs and other general conditions affecting the business of the Company, management determined, in the prior quarter, to refocus, assess and identify alternative business strategies. In July 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PCMS”.

Results of Operations

Results of Operations for the Period ended December 31, 2008

The Company was able to sell the remainder of its Oxytetracline MFA and earned $4,000 from its sale in the three months ended December 31, 2008 whereas in the comparable period in 2007 the Company did not earn any revenue. We incurred operating expenses in the amount of $6,143 for the three months ended December 31, 2008 compared to $8,417 in the comparable period in 2007. Our net loss for the three months ended December 31, 2008 was $2,143 and was $8,417 in 2007. The Company’s losses stem from the payment of professional fees.

Sales and marketing of the Company’s Oxytetracyline and the process of the company pursuing opportunities in the generic MFAs areas continue to be very difficult this quarter. Though we sold our remaining inventory at a fair price, we do not anticipate importing more in the first six months of 2009 as the manufacturer in the People’s Republic of China is planning to idle production until the overall economic situation improves. Due to an acute fluctuation in the price of key ingredients; corn and soybeans; the ability for producers to manage price pressure is severely challenged. Corn prices had surged 5 fold in the last 24 months to $750 USD per bushel by June 2008 and plummeted to the $370 per bushel by year end1. Farmers are sitting on inventories and not selling their crops and holding out for better prices. Management and analysts believe the competition for corn, once viewed as a commodity and now viewed as a matter of national security for countries, is here to stay. Though prices have dropped in the last six months of 2008, the price is still double that of two years ago in January 2006. The use of corn for the production of ethanol and the agricultural policies of leading petroleum usage countries continue to exert price and demand pressures on the market2.

Due to the prolonged high prices of inputs, an upward cycle which has lasted for two years, and general conditions which are affecting the business of the company; management has determined to refocus, assess, and identify alternative business strategies.

Liquidity and Capital Resources

Our cash reserves of $13,224 as at December 31, 2008 ($12,459 as at September 30, 2008) are not sufficient to meet our funding needs beyond the next nine-month period. To this effect, the company will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining

_______________________________
[1]	http://futures.tradingcharts.com/chart/CN/M
[2]	http://www.financialpost.com/story.html?id=311350

such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and/or loans (interest or convertible). We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will be able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next nine months.

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2008 indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. For these and other related reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Comparison of Interim Financial Results

As at December 31, 2008, accounts payable balance is $45,950 compared to $46,213 as at September 30, 2008. Loan payable balance is $40,800 compared to $40,000 as at September 30, 2008.

Sales have decreased year over year due to the increasing prices of maize

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2008, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending December 31, 2008, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4T. Controls and Procedures.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending December 31, 2008, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

Item 5. Other Information.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date:	February 17, 2009	By:	/s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date:	February 17, 2009	By:	/s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer