Form 10-Q
period 2009-03-31
Pure Pharmaceuticals CORP
filed 2009-05-20
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number _______________________

PURE PHARMACEUTICALS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

NEVADA	45-0476087
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

P.O. BOX 55, 1594 STONE MILL PARK,	14415
BELLONA, NY
(Address of Principal Executive Offices)	(Zip Code)

(315) 849-2822
(Registrant’s Telephone Number, Including Area Code)

_________________________________________________________________
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
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the exchange Act. (Check One)

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

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

		September 30,
	March 31, 2009	2008
	- $ -	- $ -

ASSETS
Current
Cash	859	12,459
	859	12,459

LIABILITIES
Current
Accounts payable and accrued liabilities	18,734	46,213

Long term loan	57,024	40,000
	75,758	86,213

STOCKHOLDERS’ EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
12,600,000 common shares
(September 30, 2008 – 12,600,000)	12,600	12,600
Additional paid up capital	166,600	161,800
Accumulated comprehensive loss	3,605	271
Deficit accumulated during the development stage	(257,704)	(248,425)
	(74,899)	(73,754)
	859	12,459

– See Accompanying Note –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					from
	Three	Three months			September 24,
	months	ended March	Six months	Six months	2004
	ended	31, 2008	ended	ended	(Inception) to
	March 31,	- $ -	March 31,	March 31,	March 31,
	2009		2009	2008	2009
	- $ -		- $ -	- $ -	- $ -

Revenue	4,310	-	8,310	-	20,398
Cost of sales	-	-	-	-	9,670
	4,310	-	8,310	-	10,728

Expenses
Financing fees	-	-	-	-	5,600
General and
administrative	9,446	28,579	14,789	36,996	254,902
Interest expense	2,000	-	2,800	-	2,800
Write-down of inventory	-	-	-	-	5,130
	11,446	28,579	17,589	36,996	268,432
Net loss	(7,136)	(28,579)	(9,279)	(36,996)	(257,704)

Loss per share – basic
and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average
number of common
shares outstanding –
basic and diluted	12,600,000	12,600,000	12,600,000	12,600,000

– See Accompanying Note –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			from
	Six months	Six months	September 24,
	ended	ended	2004
	March 31,	March 31,	(Inception) to
	2009	2008	March 31,
	- $ -	- $ -	2009
			- $ -

Cash Flows From Operating Activities
Net loss	(9,279)	(36,996)	(257,704)
Non-cash items:
Donated capital	4,800	4,800	43,200
Accrued interest on long term loan	2,800	-	2,800
Write off in inventory	-	-	5,130
Change in non-cash working capital balances:
Inventory	-	-	(5,130)
Accounts payable	(27,479)	19,791	18,734
Net cash used in operations	(29,158)	(12,405)	(192,970)

Cash Flows From Financing Activities
Capital stock issued	-	-	136,000
Long term debt	14,224		54,224
Net cash provided by financing activities	14,224	-	190,224

Effect of exchange rate changes	3,334	-	3,605

Increase (Decrease) In Cash	(11,600)	(12,405)	859

Cash, beginning	12,459	28,906	-
Cash, ending	859	16,501	859

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Note -

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Our Business

The Company was formed in order to seek business opportunities in the area of expertise of the Company's principal stockholder, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company principally operated in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). MFAs are used preventively and therapeutically in animal feed to prevent disease and foster growth in livestock. In North America, 90% of all feed to animals contain MFAs, but has been on the decrease in the last five years. Our intended customers operate in the poultry, swine and cattle markets. The Company has historically focused its efforts on generic MFAs, as they have come off patent, therefore making them more economical to register with requisite regulators in the United States and Canada, with a view to bringing the products to market.

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

Recent Developments

Sales have decreased year over year due to the increasing prices of maize. As a result of the prolonged high prices of inputs and other general conditions affecting the business of the Company, management determined, in the prior quarter, to refocus, assess and identify alternative business strategies. In July 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PPMA”.

Results of Operations

Results of Operations for the Period ended March 31, 2009

The company was able to sell the remainder of its Oxytetracline MFA and earned $5,000 Canadian Dollars from its sale in the 3 months ended March 31, 2009. We incurred operating expenses in the amount of $11,446 for the three months ended March 31, 2009. Our net loss for the three months ended was $7,136. As at March 31, 2009 we had cash of $859. The company’s losses stem from the payment of professional fees.

Sales and marketing of the company’s Oxytetracyline and the process of the company pursuing opportunities in the generic MFAs areas continue to be very difficult this quarter. Though we recorded revenue, we do not anticipate importing more in the next six months going forward as the manufacturer in the People’s Republic of China is idling production until the overall economic situation improves. Due to acute fluctuations in the price of key ingredients; corn and soybeans; the ability for producers to manage price pressure is severely challenged. Corn prices see-sawed and surged 3 to-5 fold in the last 24 months to $750 USD per bushel mid 2008 and plummeted to the $370 per bushel by year end1. Farmers and buyers are taking a wait and see approach and farmers in particular are not selling their crops and holding out for better prices. Management and analysts believe the competition for corn, once viewed as a commodity and now viewed as a matter of national security for countries, is here to stay. Though prices have dropped in the last six months of 2009, the price is still double that of three years ago in January 2006. The use of corn for the production of ethanol and the agricultural polices of leading petroleum usage countries continue to exert price and demand pressures on the market2. Also confounding the problem is worldwide health concerns and reaction to animal borne disease transmission to humans.

Due to the prolonged high prices of inputs, this upward cycle has lasted for 3 years, and general economic conditions which are affecting the business of the company; management has determined to refocus, assess, and identify alternative business strategies.

Liquidity and Capital Resources

Our cash reserves of $859 as at March 31, 2009 ($12,459 as at September 30, 2008) are not sufficient to meet our funding needs beyond the next nine-month period. To this effect, the company will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and/or loans (interest or convertible). We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will be able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next nine months.

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

Comparison of Interim Financial Results

As at March 31, 2009, accounts payable balance is $18,734 compared to $46,213 as at September 30, 2008. Our long term loan payable balance is $57,024 compared to $40,000 as at September 30, 2008.

Sales have decreased year over year due to the increasing and volatility prices of maize

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

________________________________
[1]	http://futures.tradingcharts.com/chart/CN/M
[2]	http://www.financialpost.com/story.html?id=311350

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of March 31, 2009, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending March 31, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.

Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2009, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending March 31, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date: May 19, 2009	By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: May 19, 2009	By: /s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer