Form 10-Q
period 2009-06-30
Pure Pharmaceuticals CORP
filed 2009-08-19
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission file number __________________________________________________________

PURE PHARMACEUTICALS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

NEVADA	45-0476087
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

P.O. BOX 55, 1594 STONE MILL PARK,
BELLONA, NY	14415
(Address of Principal Executive Offices)	(Zip Code)

(315) 849-2822
(Registrant’s Telephone Number, Including Area Code)

___________________________________________________
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

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NINE MONTHS ENDED JUNE 30, 2009

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
	- $ -	- $ -

ASSETS
Current
Cash	859	12,459
	859	12,459

LIABILITIES
Current
Accounts payable and accrued liabilities	18,734	46,213
	18,734	46,213

LONG TERM DEBT	58,108	40,000
	76,842	86,213

STOCKHOLDERS’ EQUITY
Authorized:
100,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
12,600,000 common shares
(September 30, 2008 – 12,600,000)	12,600	12,600
Additional paid up capital	169,000	161,800
Accumulated comprehensive income	3,605	271
Deficit accumulated during the development stage	(261,188)	(248,425)
	(75,983)	(73,754)
	859	12,459

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					September 24,
					2004
	Three	Three	Nine	Nine	(Inception) to
	months ended	months ended	months ended	months ended	June 30,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	- $ -	- $ -	- $ -	- $ -	- $ -

Revenue	-	-	8,310	-	20,398
Cost of sales	-	-	-	-	9,670
	-	-	8,310	-	10,728

Expenses
Financing fees	-	-	-	-	5,600
General and
administrative	3,484	9,703	21,073	46,698	266,316
Net loss	(3,484)	(9,703)	(12,763)	(46,698)	(261,188)

Basic and diluted loss
per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average
number of common
shares outstanding	12,600,000	12,600,000	12,600,000	12,600,000

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Nine months	Nine months	September 24, 2004
	ended	ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(12,763)	(46,698)	(261,188)
Non-cash administrative expenses	11,084	7,200	49,484
Net change in non-cash working capital
balance:
Accounts payable	(27,480)	(6,490)	18,734
Net cash used in operations	(29,159)	(45,988)	(192,970)

Cash Flows From Financing Activities
Capital stock issued	-	-	136,000
Long term debt	14,224	40,000	54,224
Net cash provided by financing activities	14,224	40,000	190,224

Effect of exchange rate changes	3,335	(344)	3,605

Increase (Decrease) In Cash	(11,600)	(6,332)	859
Cash, beginning	12,459	28,906	-
Cash, ending	859	22,574	859

Supplementary Cash Flow
Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

2.

SUBSEQUENT EVENT

On July 23, 2009 the Company entered into a non binding letter of intent ("LOI"). The LOI provides that the Company may enter into a merger or share exchange pursuant to the terms of a definitive agreement which the parties have agreed to negotiate in good faith. In connection with the LOI, the Company received a deposit of $50,000.

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

Management previously determined to refocus, assess and identify alternative business strategies due to prolonged high prices of maize and other inputs and other general systemic economic conditions affecting the business of the Company.

Recent Developments

Sales have decreased year over year due to the volatility and increasing prices of maize. As a result of the prolonged high prices of inputs and other general conditions affecting the business of the Company, management determined, earlier in its fiscal year, to refocus, assess and identify alternative business strategies. In July 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PPMA”.

On July 23, 2009 the Company entered into a non binding letter of intent ("LOI"). The LOI provides that the Company may enter into a merger or share exchange pursuant to the terms of a definitive agreement which the parties have agreed to negotiate in good faith. In connection with the LOI, the Company received a deposit of $50,000.

Results of Operations

Results of Operations for the Period ended June 30, 2009

The company did not earn any revenues in the three months ended June 30, 2009 and incurred operating expenses in the amount of $3,484. Our net loss for the three months ended June 30, 2009 was $3,484. As at June 30, 2009 we had cash of $859. The company’s losses stem from the payment of professional fees.

Sales and marketing of the company’s Oxytetracyline and the process of the company pursuing opportunities in the generic MFAs areas continue to be very difficult this quarter. As stated in the prior quarter, we do not anticipate importing more product in the next six months going forward as the manufacturer in the People’s Republic of China is idleling production until the overall economic situation improves; and our factory suppliers have remained dormant and have not provided an estimated time as to when production would resume. Due to acute fluctuations in the price of key ingredients; corn and soybeans; the ability of producers to manage price pressure is severely challenged. Corn prices fluctuated and surged 3 to-5 fold in the last 24 months to $750 USD per bushel by mid 2008. Since its high, the price has continued its volatility and, as an example, from June 1st to June 30th 2009 prices swung 19% in 30 days from $425 USD per bushel to $350 USD per bushel. Farmers and buyers are taking a wait and see approach and farmers in particular are not selling their crops and trying to time the market. Management and analysts believe the competition for corn, once viewed as a commodity and now viewed as a matter of national security for countries, is here to stay. Though prices have dropped in the first six months of 2009, the price is still double that of three years ago in January 2006. The use of corn for the production of ethanol and the agricultural policies of leading petroleum usage countries continue to exert price and demand pressures on the market1. Also confounding the problem is worldwide health concerns and reaction to animal borne disease transmission to humans.

Due to the prolonged uncertainty and relative high historic prices of inputs, this upward cycle has lasted for three years, and general economic conditions which are effecting the business of the company; management has determined to refocus, assess, and identify alternative business strategies.

Liquidity and Capital Resources

Our cash reserves of $859 as at June 30, 2009 ($12,459 as at September 30, 2008) are not sufficient to meet our funding needs beyond the next nine-month period. To this effect, the company will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining such funding,

[1] http://www.financialpost.com/story.html?id=311350

however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and/or loans (interest or convertible). We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will be able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next nine months.

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

Comparison of Interim Financial Results

As at June 30, 2009, our accounts payable balance was $18,734 compared to $46,213 as at September 30, 2008. Our loan payable balance was $58,108 compared to $40,000 as at September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of June 30, 2009, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending June 30, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2009, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending June 30, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date:	August 14, 2009	By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date:	August 14, 2009	By: /s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer