Form 10-K
period 2009-09-30
Pure Pharmaceuticals CORP
filed 2010-01-05
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Common Stock, $0.001 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No [   ]

The Registrant's revenue for the fiscal year ended September 30, 2009 was $8,310.

As of January 14, 2009, the aggregate market value of the shares of common stock held by non-affiliates of the
Registrant issued and outstanding on such date was approximately $130,000 based on the price that the shares of common stock were sold to such non-affiliates.

As of January 14, 2009, the Registrant had 12,600,000 shares of common stock, $0.001 par value, outstanding.

ITEM 1.              BUSINESS.

Forward Looking Statements.

This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current views and expectations with respect to its business, strategies, products, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company", and the "Registrant" refer to Pure Pharmaceuticals Corporation unless the context indicates otherwise.

Corporate History.

We were incorporated in the State of Nevada on September 24, 2004. Our principal offices are located at P.O. Box 55, 1594 Stone Mill Park, Bellona, NY 14415 and our telephone number is 315-849-2822.Our resident agent is Computershare located at 350 Indiana Street, Suite 750, Golden, Colorado, 80401.

General Overview.

The Company was formed in order to seek business opportunities in the area of expertise of the Company's principal stockholder, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company operates in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). Due the extraordinary circumstances facing the world economy in during the past two years, and it particular effects on the MFA industry, the Company is focused on survival; and looking to capitalize upon any strategies to extract shareholder value whether corporately or operationally. The Company’s lack of funding has exacerbated its ability to pursue its business plan. To that end, the Company is exploring alternatives which alternatives may include the sale of the Company to others, mergers, or some other form of disposition. The Company entered into a non-binding letter of intent on July 21, 2009 which provided that the Company may enter into a merger agreement or share exchange. The letter of intent expired on July 23, 2009 and, as at the date hereof, a definitive agreement has not yet been entered into. The Company continues to explore this opportunity as well as others.

MFAs are used preventively and therapeutically in animal feed to prevent disease and foster growth in livestock. In North America, 90% of all feed to animals contain MFAs. Our intended customers operate in the poultry, swine and cattle markets. The Company has focused its efforts on generic MFAs, as they have come off patent, therefore making them more economical to register with requisite regulators in the United States and Canada, with a view to bringing the products to market.

We are in the exploratory phase of identifying generic MFAs that we intend to test and register with regulatory authorities with a view to being granted a DIN or similar authorization to market such MFAs in North America (henceforth, the identification process). As market dynamics continue to undergo unparalleled significant systemic changes over the past four years with the emergence of swine flu (H1N1) and the attendant fall in pork consumption worldwide, management has had to conduct the identification process with due deliberation.

As our operations are still in their infancy, the Company's activities to date have been primarily organizational in nature and as a result the Company must be considered to be in its developmental stage. The Company relies solely on the efforts of its management and director and has no employees, owns few business assets, technology or real estate and since inception has been primarily involved in developing its business plan, preliminarily identifying generic MFAs for registration, and raising initial and working capital. The Company is adopting a two-pronged approach to entering this market:

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

The MFA Industry. The last 3 years have been particularly difficult for the MFA industry. Even though over the last 20 years, the per capita consumption of meat from food-producing animals has increased by 64% from 28 kilograms/person in 1980 to 46 kilograms/person in 2000, the use of MFAs has been severely affected by the wild swings in corn and soybean prices, the main constituents’ used in feed (See Corn Price Chart at http://futures.tradingcharts.com/chart/CN/M) As developing nations such as India and China become more affluent, it is likely that their diets will contain more meat thereby indirectly triggering a greater demand for MFAs. In 2006, approximately $5.2 billion was spent on animal pharmaceuticals in the US alone. Worldwide sales were $14.5 billion. MFA sales in the US accounted for approximately $500 million of that total (See U.S Animal Health Institute, press releases at http://www.ahi.org/mediaCenter/pressReleases.asp).

The animal pharmaceutical industry is a high volume and low margin business that has been subject to consolidation in recent years. The 15 global market leaders are responsible for 70% of sales while the market leaders Merial and Pfizer each have over 10% US market share. The overall food-producing animal health market has grown modestly at 1.9% per annum from 1991 to 2002 (Mackenzie Woods, Nature Magazine, May 2004). However this market is not without its challenges. MFA products including antibiotics, antibacterials, anticoccidials and anthelmintics have experienced a decline of 3.2% since 2002 in the US due to extraordinary recent events such as the avian flu, cost of feed constituents, and evolving public perceptions of using “drugs” on animals. As a result, out of the entire universe of MFAs including new drug applications (NADA) and generic drug applications (ANADA), only 54% percent or 366 out of 667 holders of these licenses are listed as “active” in sales and marketing activities as indicated by the FDA as of October 2009 (See FDA http://www.fda.gov/cvm/VMF/vmf_sort1.htm). The major players in the MFA market include Alpharma, Elanco and Phibro although several other companies and generic manufacturers have MFA products in their portfolios.

The US has one of the world's largest livestock populations and, with the exception of pork, is the world’s largest meat producer. It is also recognized as the most advanced market in terms of production and the most price-sensitive. A 1% increase in feed conversion (ratio of amount of feed required to produce 1lb of meat) efficiency is highly valued and can mean the difference between profit and loss for breeders. However in 2007 and 2009 because of the wild swings in corn and soybeans, and the financial swings too complicated to mitigate even by the most sophisticated of buyers, feed conversion economics played a second fiddle to these wild price swings.

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

_________________________
Source: 2006 based on Livestock and Poultry: World Markets and Trade, October, 2006 online: United States Department of Agriculture, Foreign Agricultural Service <http://www.fas.usda.gov/dlp/circular/2006/2006%20Annual/Livestock&Poultry.pdf>.

These figures evidence a robust volume of worldwide meat production growing 2.7% year over year from 2006 to 2007. The widespread adoption of modern production techniques is required to remain competitive and manage large numbers of livestock in confined areas. We believe that the use of MFA products will continue to be regarded as an important tool in ensuring animal health and the economic viability of large-scale livestock production as MFAs are among the most efficient and cost-effective methods of dispensing medicated products to vast numbers of animals. However in 2007 and 2009 because of the wild swings in corn and soybeans, and the financial swings too complicated to mitigate even by the most sophisticated of buyers, MFA economics played a second fiddle to these wild price swings.

Our Business Strategy. Due the extraordinary circumstances facing the world economy in 2009, and moving forward into 2010, and it particular effects on the MFA industry, the Company is focused on survival; and looking to capitalize upon any strategies to extract shareholder value whether corporately or operationally. The Company’s lack of funding has exacerbated its ability to pursue its business plan. To that end, the Company is exploring alternatives which alternatives may include the sale of the Company to others, mergers, or some other form of disposition. The Company entered into a non-binding letter of intent on July 21, 2009 which provided that the Company may enter into a merger agreement or share exchange. The letter of intent expired on July 23, 2009 and, as at the date hereof, a definitive agreement has not yet been entered into. The Company continues to explore this opportunity as well as others.

Should financial markets stabilize and funding become available via normal means, the Company would continue to pursue opportunities in the food-producing animal industry to the extent it had not already undertaken an alternate course to extract shareholder value. The MFA market is a commodity marketplace that is extremely price-sensitive. MFA producers thus tend to differentiate their products largely based on price. In the generic MFA market, there are currently no large companies with a monopoly position; neither is the generic market as profitable as the one for patented/proprietary drugs. Global pharmaceutical companies with animal businesses faced with lower returns on capital on MFAs have done one of the following:

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

We believe that the following are keys to the success of our business strategy:

             I.                 Financial Markets Stabilize and Funding becomes available

As mentioned earlier, prices for key feed constituents must stabilize before customers start looking at the economics of MFAs. Also, financial markets lending to customers (e.g. farmers) must “free-up” so investments in their businesses can be made. In addition, the Company must have adequate financial resources to produce and procure MFAs for sale and to staying as an on-going concern.

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

Requirements for Personnel and other Consultants

To have a normal functioning business to facilitate the trading of MFAs and to execute on business strategy, if the Company can remain an going concern, these work items would require the following personnel.

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

             II.                Product quality and overseas logistics

In order to execute our overseas outsourcing model, the Company shall also rely on consultants in China or India to ensure product quality and timely delivery. However, if our business develops, the Company expects to hire full-time staff in the respective manufacturing country at $12,000 per employee per annum. The Company believes that it may require one full time employee within the next 18 months and may hire more employees if business requirements so warrant.

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

             IV.                Estimated costs of hiring personnel and retaining consultants

We estimate that the approximate costs of hiring personnel and/or retaining skilled consultants for our two streams of business will be as follows:

Marketing of Third-party Owned MFAs

Personnel requirements (for Oxytetracycline Sales in Canada)
Location and Task	Nature of retainer	Cost
Asia – Local Quality Assurance individual	Contract or Full Time Employee	Cost to be incorporated into pricing of product, with expense of 3rd quality inspection agency to be born by factory.
Asia – Logistical Support	Contract	Typically included with freight and shipping services provided by the local contractor
North America – Logistical Support	Contract	Typically included with freight and shipping services provided by the local contractor
North America – Sales	Provided by Management	No currently anticipated expense
North America – Back-office	Provided by Management	No currently anticipated expense

Identification and Registration of Off-patent MFAs

Immediate personnel requirements
Location and Task	Nature of retainer	Cost
North America – Identification of actionable corporate actions (non MFA operations) related to maximize shareholder value	Management	No currently anticipated expense
North America – Identification of commercially viable MFAs for FDA registration	Management	No currently anticipated expense
North America – Market Research and preliminary due diligence of identified MFAs	Management	No currently anticipated expense

Medium-term personnel requirements
Location and Task	Nature of retainer	Cost
North America – Initial consulting for FDA registration of MFAs identified by management	Contract	USD$ 5,000

Long-term personnel requirements
Location and Task	Nature of retainer	Cost
North America – Full FDA registration	Contract	USD$ 3.0 million inclusive
North America – Clinical testing	Contract
North America – All other approvals	Contract

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

The Company intends to market at one (1) third-party owned MFAs in the next 12 months unless it pursues an alternate business strategy. To this end, we have thus far:

  identified one factory and purchased and sold initial quantities of Oxytetracycline in 2007; however we were not able to further inroads in 2009 continue to engage in discussions with two (2) other factories which manufacture two (2) MFAs that the Company is presently trying to negotiate with the DIN owner for the right to market in the US or Canada. The Company has yet to move further into these discussions until we know we have the resources to go on as a ongoing concern.

We expect that the gross sale price that our products can achieve in North America will roughly represent a 10-40% mark-up above our offshore manufacturing costs.

Sales and Marketing. Companies selling MFAs differentiate their products primarily based on price as little innovation in MFA products has occurred in the last 20 years. The number of MFAs for sale decreased from 395 in 2007 to 366 in 2009, there are few generic alternatives to branded MFA products as shown in the table below (see http://www.fda.gov/cvm/VMF/vmf_sort1.htm).

Drugs	Competing Products	Percentage
286	1 to 5	78.2%
35	6 to 10	9.6%
25	11 to 20	6.7%
20	20+	5.5%
366	Total Drugs

Of the total animal drug universe of 366 animal drugs registered with the FDA Database as of October 2009, 78.2% have only 1-5 competitors. 9.6% have 6-10, and the remaining 12.2% have more than 10 competitors. Even this data is overstated because one drug company can have more than one variant of an MFA and that is double, triple, or counted even more times as a competing product.

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

____________________
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

ITEM 1A.         RISK FACTORS.

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

The Company is a development stage company. We are in the exploratory phase of identifying generic MFAs that we intend to test and register. Since incorporation on September 24, 2004, we have been involved primarily in organizational activities only. We have earned very limited revenues as of the date of this Annual Report and are proposing to enter the highly competitive animal-health market. Our plans for identifying, developing and marketing generic MFAs products may not be successful and we may never attain significant sales or profitability. Due the extraordinary circumstances facing the world economy in 2009, and moving forward into 2010, and it particular effects on the MFA industry, the Company is focused on survival; and looking to extract any strategies to extract shareholder value whether corporately or operationally. The Company’s lack of funding has exacerbated its ability to pursue its business plan. To that end, the Company is exploring alternatives which alternatives may include the sale of the Company to others, mergers, or some other form of disposition. The Company entered into a non-binding letter of intent on July 21, 2009 which provided that the Company may enter into a merger agreement or share exchange. The letter of intent expired on July 23, 2009 and, as at the date hereof, a definitive agreement has not yet been entered into. The Company continues to explore this opportunity as well as others.

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

If we can continue as an ongoing concern and if and when an MFA which management believes could be economically viable is finally identified, obtaining the required regulatory approvals for the identified MFA is expected to take between 24 and 36 months. This will require additional financing and we will incur increased expenses in connection therewith. We therefore expect to incur significant losses into the foreseeable future.

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

We currently have limited operations and revenues. Our current operating funds are not sufficient to fund the costs of implementing our entire business plan, including obtaining the required regulatory approvals for MFAs which we are in the process of identifying. As of September 30, 2009, we had cash in the amount of $8,573. We will need to obtain additional financing in order to implement our business plan.

Our business plan calls for significant expenses in connection with the marketing of third-party owned MFAs, completing due diligence in connection with the identification of MFAs available for generic manufacture and sale and obtaining the required regulatory approvals. While we have commenced the marketing of one MFA (Oxytetracycline) and the identification process and have sufficient funds to meet our present expenses for preliminary analysis of identified MFAs, we will soon require additional financing to: (i) purchase and store more Oxytetracycline for sale in Canada; (ii) commission a third party to complete a comprehensive due diligence of the identified MFAs; (iii) obtain regulatory approvals which are estimated to cost approximately $3.0 million per MFA; and (iv) cover our anticipated administrative costs.

We do not currently have any arrangements for obtaining such financing. Obtaining additional financing will be subject to a number of factors, including general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unfavorable from the Company's standpoint. If we do not obtain a sufficient amount of additional financing, our business could fail. As a result, the Company is considering alternative strategies to extract shareholder value.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate without adequate financing.

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2009 included in this Annual Report indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

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

Even if we are able to successfully receive FDA approval for our generic MFA products, our limited manufacturing experience, capacity and lack of a developed working relationship with our manufacturers may affect our ability to manufacture such products in sufficient quantities and at prices that will be commercially viable. Further, there is a risk that our products may not prove to be as effective as currently available competing products. The inability to successfully obtain FDA approval for our MFA products or a determination by us, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which we have made sufficient capital expenditures could also have a materially adverse affect on our business. To that end, the Company has explored alternative strategies which include a possible merger or share exchange or could include some other form of disposition.

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

The most likely source of additional capital presently available to us is through the sale of equity capital. Any sale of equity capital will result in dilution to our existing shareholders. Certain of the alternative strategies that the Company is considering could also involve dilution to our existing shareholders. This dilution could be significant. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

We currently do not have any unresolved staff comments.

ITEM 2.              PROPERTIES.

We currently do not own any property. We currently lease our principal office and warehouse located at 1594 Stone Mill Park, Bellona, New York from the director of the Company, Mr. Roger Gordon, for a nominal rent. The premises are in good repair and provide about 3000 square feet of storage space. The lease expires in September 2010. If the lease expires or is terminated for any reason, the Company intends to relocate to alternative premises in upstate New York owned by a third party who is yet to be identified.

ITEM 3.              LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fiscal year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2009.

ITEM 6.              SELECTED FINANCIAL DATA

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations for the Period ended September 30, 2009

We had net revenue in the amount of $8,310 for the fiscal year ended September 30, 2009. We incurred expenses in the amount of $47,836 for the year ended September 30, 2009. Our net loss for the year ended September 30, 2009 was $39,526. As at September 30, 2009 we had cash of $8,573 and working capital deficiency of $22,198.

2009 was a challenging year for the company. As a result of activities early in the 2009 fiscal year the company was able to sell it’s remaining inventory to suitable clients. Management believes that its inability to generate greater sales is attributable to the high price of maize and soybeans, which are two of the largest cost component of feed. Maize prices have increased dramatically in the last 12 months from its historic averages. There are many factors driving the price of maize higher, including its use as an emerging fuel (ethanol). This significant jump in prices have forced upward "at the gate" prices for poultry in cities such as Toronto where from the period of January to June 2009, prices for poultry had increased 10.6% from $1.29 to $1.43/kilogram. Management believes that until retail customers are willing to pay more, animal producers are going to continue a cautious approach towards shouldering additional "cost risk" (See “Risk Factors”). We anticipate continued pressure on future revenues owing to these conditions.

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

To broaden our distribution network, the Company has set up a website, www.purepharmacorp.com, to complement sales efforts. Our plan of operation for the twelve months following the date of this annual report on Form 10-K is to focus on looking for strategic actions to maximize shareholder value in this challenging environment and if this can be done, we can start completing the due diligence in identifying MFAs for registration with the FDA. We anticipate the cost of obtaining such FDA approvals to be approximately $2.5 million per MFA. Depending on the timing and success of the Company's efforts to secure adequate funds through equity financing, we expect to start the testing and approval phase of the ANADA registration process 12 months from the date of the closing of securing adequate financing.

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

To broaden our distribution network, the Company has set up a website, www.purepharmacorp.com, to complement sales efforts. Our plan of operation for the twelve months following the date of this annual report on Form 10-K is to focus on looking for strategic actions to maximize shareholder value in this challenging environment and if this can be done, we can start completing the due diligence in identifying MFAs for registration with the FDA. We anticipate the cost of obtaining such FDA approvals to be approximately $2.5 million per MFA. Depending on the timing and success of the Company's efforts to secure adequate funds through equity financing, we expect to start the testing and approval phase of the ANADA registration process 12 months from the date of the closing of securing adequate financing.

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

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. For these and other related reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern. See "Risk Factors".

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8.              FINANCIAL STATEMENTS.

[Financial Statements follow, beginning on next page]

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pure Pharmaceutical Corp.

We have audited the accompanying balance sheets of Pure Pharmaceutical Corp. (a development stage company) as of September 30, 2009 and 2008, and the statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from September 24, 2004 (Inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and the period from September 24, 2004 (Inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 5, 2010

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS
	September 30,	September
	2009	30, 2008
	- $ -	- $ -

Assets
Current
Cash	8,573	12,459
	8,573	12,459

Liabilities
Current
Accounts payable and accrued liabilities	30,771	46,213

Long- term loans (Note 3)	59,314	40,000
	90,085	86,213

Stockholders’ Deficit
Common Stock (Note 4)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
12,600,000 (September 30, 2008 – 12,600,000) common shares	12,600	12,600
Additional paid in capital	191,400	161,800
Accumulated other comprehensive income	2,439	271
Deficit accumulated during the development stage	(287,951)	(248,425)
	(81,512)	(73,754)
	8,573	12,459

Contingency (Note 1)
Subsequent events (Note 8)

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Cumulative
			from September
			24, 2004
			(Inception) to
			September 30,
	Year ended September 30,		2009
	2009	2008
	- $ -	- $ -	- $ -

Revenue	8,310	-	20,398
Cost of sales	-	-	9,670
	8,310	-	10,728

Expenses
Financing fees	-	-	5,600
General and administrative	43,912	63,423	284,025
Interest on long term loans (Note 3)	3,924	-	3,924
Write-down of inventory	-	5,130	5,130
	47,836	(68,553)	(298,679)
Net loss	(39,526)	(68,553)	(287,951)

Loss per share – basic and diluted	(0.00)	(0.00)

Weighted average number of common shares
outstanding – basic and diluted	12,600,000	12,600,000

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative from
			September 24, 2004
			(Inception) to
	Year ended September 30,		September 30,
	2009	2008	2009
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(39,526)	(68,553)	(287,951)
Non-cash items:
Accrued interest on long term loan	3,924	-	3,924
Donated capital	9,600	9,600	48,000
Write down of inventory	-	5,130	5,130
Change in non-cash working capital items:
Inventory	-	-	(5,130)
Accounts payable and accrued liabilities	(15,442)	(2,295)	30,771
Net cash used in operating activities	(41,444)	(56,118)	(205,256)

Cash Flows From Financing Activities
Proceeds from long-term loans	15,390	40,000	55,390
Donated capital	20,000	-	20,000
Capital stock issued for cash	-	-	136,000
Net cash provided by financing activities	35,390	40,000	211,390

Effect of exchange rate changes	2,168	(329)	2,439

Increase (Decrease) In Cash	(3,886)	(16,447)	8,573

Cash, beginning	12,459	28,906	-
Cash, ending	8,573	12,459	8,573

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM SEPTEMBER 24, 2004 (INCEPTION) TO SEPTEMBER 30, 2009
					Accumulated	Deficit Accumulated
			Additional	Share	Other	During the
	Common Shares		Paid-in	Subscriptions	Comprehensive	Development
	Number	Par Value	Capital	Receivable	Income (loss)	Stage	Total
		$	$	$	$	$	$
Balance, September 24, 2004
(Date of Inception)	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-
Balance, September 30, 2004	-	-	-	-	-	-	-
Shares issued for cash:
– January 2005, at $0.001	6,000,000	6,000	-	-	-	-	6,000
– January 2005, at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
– March 2005, at $0.05	1,600,000	1,600	78,400	(8,000)	-	-	72,000
Donated capital	-	-	9,600	-	-	-	9,600
Foreign currency translation adjustment	-	-	-	-	(559)	-	(559)
Net loss	-	-	-	-	-	(64,441)	(64,441)
Balance, September 30, 2005	12,600,000	12,600	133,000	(8,000)	(559)	(64,441)	72,600
Share subscriptions received	-	-	-	6,000	-	-	6,000
Donated capital	-	-	9,600	-	-	-	9,600
Foreign currency translation adjustment	-	-	-	-	455	-	455
Net loss	-	-	-	-	-	(52,963)	(52,963)
Balance, September 30, 2006	12,600,000	12,600	142,600	(2,000)	(104)	(117,404)	35,692
Donated capital	-	-	9,600	-	-	-	9,600
Share subscriptions received	-	-	-	2,000	-	-	2,000
Foreign currency translation adjustment	-	-	-	-	704	-	704
Net loss	-	-	-	-	-	(62,468)	(62,468)
Balance, September 30, 2007	12,600,000	12,600	152,200	-	600	(179,872)	(14,472)
Donated capital	-	-	9,600	-	-	-	9,600
Foreign currency translation adjustment	-	-	-	-	(329)	-	(329)
Net loss	-	-	-	-	-	(68,553)	(68,553)

Balance, September 30, 2008	12,600,000	12,600	161,800	-	271	(248,425)	(73,754)
Donated capital	-	-	29,600	-	-	-	29,600
Foreign currency translation adjustment	-	-	-	-	2,168	-	2,168
Net loss	-	-	-	-		(39,526)	(39,526)

Balance, September 30, 2009	12,600,000	12,600	191,400	-	2,439	(287,951)	(81,512)

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception through September 30, 2009, resulting in an accumulated deficit of $287,951 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock and loans. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Company

The Company is considered to be in the development stage.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax amounts, rates and timing of the reversal of income tax differences.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable, and long term loans, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended September 30, 2009.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.	LONG TERM LOANS

On May 16, 2008, the Company received a loan of $40,000 from a third party. The loan is unsecured and matures three years from the date of the loan. The interest rate is 8% per annum, and is due on each anniversary of the loan. During the year ended September 30, 2009, the amount of interest accrued on the loan was $3,200 (2008: $Nil).

On February 28, 2009, the Company received a loan of $15,390 (CAD $16,500) from a third party. The loan is unsecured and matures three years from the date of the loan. The interest rate is 8% per annum, and is due on each anniversary of the loan. During the year ended September 30, 2009, the amount of interest accrued on the loan was $724 (2008: $Nil). The loan balance including accrued interest was fully repaid on November 6, 2009 (Note 8).

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

As of September 30, 2009, the Company has estimated tax loss carry forwards for tax purposes of approximately $240,000 (2008: $210,000), which expire by 2029. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	September 30,
	2009	2008
	$	$

Loss before income tax	(39,526)	(68,553)
Statutory tax rate	35.00%	35.00%

Expected tax recovery	(13,834)	(23,994)
Decrease resulting from:
Amounts not deductible for tax	3,360	3,360
Unrecognized loss carry forward	10,474	20,634

Income tax provision	-	-

The Company’s tax-effected deferred tax asset is estimated as follows:

	September 30,
	2009	2008
	$	$

Net operating loss carry forwards	83,974	73,500
Valuation allowance	(83,974)	(73,500)
Net deferred tax asset	-	-

7.	LETTER OF INTENT

On July 21, 2009, the Company entered into a non binding Letter of Intent (“LOI”) with 7167415 Canada Inc.. The LOI provides that the Company may enter into a merger agreement or share exchange pursuant to the terms of a definitive agreement which the parties have agreed to negotiate in good faith. In terms of the LOI, 7167415 Canada Inc. was required to pay a non refundable deposit of $50,000 to the Company: $20,000 was paid on August 7, 2009 and $30,000 was paid on October 6, 2009 (Note 8). The LOI expired on July 23, 2009 and as at the date hereof, a definitive agreement has not yet been entered into. Accordingly, the non refundable deposit has been recorded as Donated Capital.

8.	SUBSEQUENT EVENTS

a)	On October 6, 2009, the Company received $30,000 from 7167415 Canada Inc. as the second installment of the $50,000 deposit required for the LOI (Note 7).

b)	On November 6, 2009, the Company repaid the loan of $15,390 including accrued interest to the third party (Note 3).

The Company evaluates subsequent events through the financial statements filing date of January 5, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of September 30, 2009, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended September 30, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9A(T).         CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B.           OTHER INFORMATION.

None.

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Code of Ethics. To date, due to our limited operating history, the Board has not adopted a Code of Ethics.

Nomination Process. As of September 30, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to the Board.

Audit Committee Financial Expert. At this time, given our stage of development, we do not have an audit committee financial expert serving on the Board and the Board as a whole serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2009 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11.            EXECUTIVE COMPENSATION.

Our officers have received no compensation for their services to us to date. We do not have any form of stock option or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended September 30, 2009. In addition, we have not entered into any employment or consulting agreements with our officers. We have not compensated and have no arrangements to compensate our directors for their services to us. Members of management shall be paid a commensurate salary once the Company becomes profitable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at January 14, 2009, the total number of shares owned beneficially by each of our directors and officers, individually and as a group. No other shareholders presently own five percent or more of our total outstanding shares.

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

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On June 30, 2006, we entered into a contract with Canadian Life Science Ltd., a company owned by Mr. Roger Gordon, a promoter, to secure the right to market Oxytetracycline in Canada through a licensing arrangement. Pursuant to the terms of this contract, the Company shall pay Canadian Life Science Ltd. the greater of 1% of all net sales revenue of the licensed products or USD$2500 annually, first payment due September 30, 2009 throughout the term of the contract in exchange for the exclusive license to use the Oxytetracycline DIN owned by Canadian Life Science Ltd. The term of the contract is for a period of two years and may be renewed by the Company under the same terms and conditions for three consecutive two-year periods or the expiry of the Oxytetracycline DIN, whichever is earlier. It is anticipated that Mr. Gordon will receive approximately USD$5,000 through the life of the contract.

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows: (i) for the fiscal year ending September 30, 2009: US$ 7,500 (estimate) and (ii) for the fiscal year ending September 30, 2008: US$ 8,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the previous item, Item 9(e)(1) of Schedule 14A, are as follows: (i) for the fiscal year ending September 30, 2009: US$7,000 and (ii) for the fiscal year ending September 30, 2008: US$5,300. The nature of these audit-related services was primarily comprised of a review of the quarterly financial statements.

Tax Fees

The Company was billed $1,200 in the fiscal year ended September 30, 2009 for tax compliance services rendered to the Company.

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

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Chief Financial Officer.
___________________________
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on June 1, 2006.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE PHARMACEUTICALS CORPORATION

By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: December 30, 2009

By: /s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer

Date: December 30, 2009