Form 10-Q
period 2009-12-31
Pure Pharmaceuticals CORP
filed 2010-02-12
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number ______________

PURE PHARMACEUTICALS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

NEVADA	45-0476087
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

P.O. BOX 55, 1594 STONE MILL PARK,
BELLONA, NY	14415
(Address of Principal Executive Offices)	(Zip Code)

(315) 849-2822
(Registrant’s Telephone Number, Including Area Code)

________________
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
(Do not check if a smaller reporting company)

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2009	2009
	- $ -	- $ -

ASSETS
Current
Cash	6,510	8,573
	6,510	8,573

LIABILITIES
Current
Accounts payable and accrued liabilities	24,507	30,771

Long-term loans	43,431	59,314
	67,938	90,085

STOCKHOLDERS’ DEFICIT
Common Stock (Note 2)
Authorized: 100,000,000 common shares with a par value of $0.001 Issued and Outstanding: 12,600,000 common shares (September 30, 2009– 12,600,000)	12,600	12,600
Additional paid up capital	223,800	191,400
Accumulated other comprehensive income	2,439	2,439
Deficit accumulated during the development stage	(300,267)	(287,951)
	(61,428)	(81,512)
	6,510	8,573

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative
			from
			September 24,
	Three months	Three months	2004
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
	- $ -	- $ -	- $ -

Revenue	-	4,000	20,398
Cost of sales	-	-	9,670
	-	4,000	10,728

Expenses
Financing fees	-	-	5,600
General and administrative	11,516	5,343	295,541
Interest on long-term loans	800	800	4,724
Write-down of inventory	-	-	5,130
Net loss	(12,316)	(2,143)	(300,267)

Loss per share – basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding- basic and dilutive	12,600,000	12,600,000

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three	Three	Cumulative from
	months	months	September 24, 2004
	ended	ended	(Inception) to
	December	December	December 31,
	31, 2009	31, 2008	2009
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(12,316)	(2,143)	(300,267)
Non-cash items:
Accrued interest on long term loan	800	800	4,724
Donated capital	2,400	2,400	50,400
Write down of inventory	-	-	5,130
Change in non-cash working capital items:
Inventory	-	-	(5,130)
Accounts payable and accrued liabilities	(6,264)	(263)	54,507
Net cash used in operating activities	15,380	794	(190,636)

Cash Flows From Financing Activities
Proceeds from (repayment of) long-term loans	(16,683)	-	38,707
Donated capital	30,000	-	50,000
Capital stock issued for cash	-	-	136,000
Net cash provided by financing activities	(13,317)	-	224,707

Effect of exchange rate changes	-	(29)	2,439

Increase (Decrease) In Cash	(2,063)	(765)	6,510

Cash, beginning	8,573	12,459	-
Cash, ending	6,510	13,224	6,510

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December, 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

We evaluated events occurring between the end of our fiscal quarter December 31, 2009 and February 12, 2010 when the financial statements were issued.

2.	COMMON STOCK

During the three months ended December 31, 2009, the Company received $30,000 as the second installment of the $50,000 non-refundable required by the Letter of Intent (“LOI) entered into by the Company with 7167415 Canada Inc. on July 21, 2009. The LOI expired on July 23, 2009 and a definitive agreement was not entered into. Accordingly, the non-refundable deposit has been recorded as donated capital.

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

The Company ceased to market an under licensed related-party owned MFA, Oxytetracycline, and is continuing its discussions with third parties in connection with a possible merger agreement or share exchange pursuant to which control of the Company may be sold to such third parties. As market dynamics have undergone significant systemic changes over the past four years with the emergence of avian flu and the attendant fall in poultry consumption worldwide, management realized the identification process for new MFAs cannot be done with the limited resources of the Company. Furthermore, with the prices of feed, particularly maize, at record high prices, out intended customers have been hesitant to add to their expenses.

The Company's activities to date have been primarily organizational in nature and as a result the Company must be considered to be in its developmental stage. The Company relies solely on the efforts of its management and director and has no employees, owns few business assets, technology or real estate and since inception has been primarily involved in developing and refining its business plan, preliminarily identifying generic MFAs for registration, raising initial capital, and looking for other potential shareholder maximizing corporate actions.

Management previously determined to refocus, assess and identify alternative business strategies due to prolonged high prices of maize and other inputs and other general systemic economic conditions affecting the business of the Company.

Recent Developments

The Company has booked no sales for this period and had received $30,000 donated capital from an outside third party during the period. As a result of the prolonged high prices of inputs and other general conditions affecting the business of the Company, management determined, earlier in its fiscal year, to refocus, assess and identify alternative business strategies. In July 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PPMA”. The Company is continuing its discussions with third parties in connection with a possible merger or share exchange pursuant to which control of the Company may be sold to such third parties.

Results of Operations

Results of Operations for the Period ended December 31, 2009

The Company did not earn any revenues in the previous 3 months ended December 31, 2009. We incurred operating expenses in the amount of $12,316 for the three months ended December 31, 2009. Our net loss for the three months ended was $12,316 as compared to net loss of $2,143 for the three months ended December 31, 2008. As at December 31, 2009 we had cash of $6,510. The Company’s losses stem from the payment of professional fees.

The Company ceased its sales and marketing of the Company’s Oxytetracyline as well as the process of the Company pursuing opportunities in the generic MFAs areas. As stated in the prior quarter, the Company will not be importing further Oxytetracyline from the People’s Republic of China which is idleling production until the overall economic situation improves; and our factory suppliers have remained dormant and have not provided an ETA as to when production would resume. Due to acute fluctuations in the price of key ingredients; corn and soybeans; the ability for producers to manage price pressure is severely challenged. Corn prices see-sawed and surged 3 to-5 fold in the last 24 months to $750 USD per bushel mid 2008. Since its high, the price has continued its volatility and as an example from June 1st to December 31th 2009 prices swung 22% in 30 days from $425 USD per bushel to $350 USD per bushel. Farmers and buyers are taking a wait and see approach and farmers in particular are not selling their crops and trying to time the market. Management and analysts believe the competition for corn, once viewed as a commodity and now viewed as a matter of national security for countries, is here to stay. Though prices have dropped in the first six months of 2009, the price is still double that of three years ago in January 2006, and have trended upwards in the last half of 2009 The use of corn for the production of ethanol and the agricultural polices of leading petroleum usage countries continue to exert price and demand pressures on the market1. Also confounding the problem is worldwide health concerns and reaction to animal borne disease transmission to humans.

Due to the prolonged uncertainty and relative high historic prices of inputs, this upward cycle has lasted for 3 years, and general economic conditions which are effecting the business of the company; management has determined to refocus, assess, and identify alternative business strategies.

[1] http://www.financialpost.com/story.html?id=311350

Liquidity and Capital Resources

Our cash reserves of $6,510 as at December 31, 2009 ($8,573 as at September 30, 2009) are not sufficient to meet our funding needs beyond the next nine-month period. To this effect, the Company will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and/or loans (interest or convertible). We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will be able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next nine months.

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2009 indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. For these and other related reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Comparison of Interim Financial Results

As at December 31, 2009, accounts payable balance is $24,507 compared to $30,771 as at September 30, 2009. Loan payable balance is $43,431 compared to $59,314 as at September 30, 2009.

Sales have decreased year over year due to the increasing and volatility prices of maize.

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

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2009, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending December 31, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending December 31, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date: February 12, 2010	By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: February 12, 2010	By: /s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer