Form 10-Q
period 2010-03-31
Pure Pharmaceuticals CORP
filed 2010-05-20
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission file number _______________

PURE PHARMACEUTICALS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

NEVADA	45-0476087
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

P.O. BOX 55, 1594 STONE MILL PARK,
BELLONA, NY	14415
(Address of Principal Executive Offices)	(Zip Code)

(315) 849-2822
(Registrant’s Telephone Number, Including Area Code)

_______________________________
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
(Do not check if a smaller reporting company)

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2010

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2010	2009
	- $ -	- $ -

ASSETS
Current
Cash	26,556	8,573
	26,556	8,573

LIABILITIES
Current
Accounts payable and accrued liabilities	39,444	30,771

Long-term loans (Note 2)	-	59,314
	39,444	90,085

STOCKHOLDERS’ DEFICIT
Common Stock (Note 3)
Authorized: 100,000,000 common shares with a par value of $0.001
Issued and Outstanding: 12,600,000 common shares (September 30, 2009 – 12,600,000)	12,600	12,600
Additional paid in capital	292,200	191,400
Accumulated comprehensive loss	2,439	2,439
Deficit accumulated during the development stage	(320,127)	(287,951)
	(12,888)	(81,512)
	26,556	8,573

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
			Six months	Six months	from September
	Three months	Three months	ended	ended	24, 2004
	ended March	ended March	March 31,	March 31,	(Inception) to
	31, 2010	31, 2009	2010	2009	March 31, 2010
	- $ -	- $ -	- $ -	- $ -	- $ -

Revenue	-	4,310	-	8,310	20,398
Cost of sales	-	-	-	-	9,670
	-	4,310	-	8,310	10,728

Expenses
Financing fees	-	-	-	-	5,600
General and administrative	18,585	9,446	30,101	14,789	314,126
Interest on long-term loans	1,275	2,000	2,075	2,800	5,999
Write-down of inventory	-	-	-	-	5,130
Net loss	(19,860)	(7,136)	(32,176)	(9,279)	(320,127)

Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	12,600,000	12,600,000	12,600,000	12,600,000

– See Accompanying Notes –

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months	Cumulative from
	Six months	ended	September 24,
	ended	March 31,	2004(Inception)
	March 31, 2010	2009	to March 31, 2010
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(32,176)	(9,279)	(320,127)
Non-cash items:
Donated capital	4,800	4,800	52,800
Accrued interest on long term loan	2,075	2,800	5,999
Write-down of inventory	-	-	5,130
Change in non-cash working capital items
Inventory	-	-	(5.130)
Accounts payable and accrued liabilities	8,673	(27,479)	39,444
Net cash used in operations	(16,628)	(29,158)	(221,884)

Cash Flows From Financing Activities
Proceeds from (repayment of) long-term loans	(61,389)	14,224	(5,999)
Donated capital	96,000	-	116,000
Capital stock issued for cash	-	-	136,000
Net cash provided by financing activities	34,611	14,224	246,001

Effect of exchange rate changes	-	3,334	2,439

Increase (Decrease) In Cash	17,983	(11,600)	26,556
Cash, beginning	8,573	12,459	-
Cash, ending	26,556	859	26,556

Supplementary Cash Flow Information:
Cash paid for:
Interest	5,999	-	5,999
Income taxes	-	-	-

- See Accompanying Notes -

PURE PHARMACEUTICAL CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates. Actual results and outcomes may differ from management’s estimates and assumptions.

2.	LONG-TERM LOANS

During the six months ended March 31, 2010, the Company fully repaid the long term loans in the amount of $61,389 including accrued interest of $5,999.

3.	COMMON STOCK

During the six months ended March 31, 2010, the Company received $30,000 as the second installment of a $50,000 non-refundable deposit under the terms of a Letter of Intent (“LOI”) entered into with 7167415 Canada Inc. on July 21, 2009. The LOI expired on July 23, 2009 and a definitive agreement was not completed. Accordingly, the non-refundable deposit was recorded as additional paid in capital.

During the six months ended March 31, 2010, the Company received $66,000 from 7167415 Canada Inc. to repay long-term loan and to fund operating expenses. These funds were donated to the Company and it has no obligation to repay these funds. Accordingly, the $66,000 was recorded as additional paid in capital.

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

Recent Developments

The Company has booked no sales for this period and had received $66,000 donated capital from an outside third party during the period. As a result of the prolonged high prices of inputs and other general conditions affecting the business of the Company, management determined, earlier in its fiscal year, to refocus, assess and identify alternative business strategies. In July 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PPMA”. The Company is continuing its discussions with third parties in connection with a possible merger or share exchange pursuant to which control of the Company may be sold to such third parties.

Results of Operations

Results of Operations for the Periods ended March 31, 2010

The Company did not earn any revenues in the three months ended March 31, 2010. We incurred general and administrative expenses in the amount of $18,585 and interest on long-term loans of $1,275 for the three months ended March 31, 2010. Our net loss for the three months ended March 31, 2010 was $19,860 as compared to net loss of $7,136 for the three months ended March 31, 2009. As at March 31, 2010 we had cash of $26,556. The Company’s losses stem from the payment of professional fees.

During the six months ended March 31, 2010, the Company incurred general and administrative expenses in the amount of $30,101 and interest on long-term loans of $2,075. Our net loss for the six months ended March 31, 2010 was $32,176 compared to net loss of $9,279 for the six months ended March 31, 2010.

The Company ceased its sales and marketing of the Company’s Oxytetracyline as well as the process of the Company pursuing opportunities in the generic MFAs areas. As stated in the prior quarter, the Company will not be importing further Oxytetracyline from the People’s Republic of China which is idleling production until the overall economic situation improves; and our factory suppliers have remained dormant and have not provided an ETA as to when production would resume. Due to acute fluctuations in the price of key ingredients; corn and soybeans; the ability for producers to manage price pressure is severely challenged. Corn prices see-sawed and surged 3 to-5 fold in the last 24 months to $750 USD per bushel mid 2008. Since its high, the price has continued its volatility and as an example from Jan 1st to March 31th 2010 prices swung 28% in 30 days from $450 USD per bushel to $350 USD per bushel. Farmers and buyers are taking a wait and see approach and farmers in particular are not selling their crops and trying to time the market. Management and analysts believe the competition for corn, once viewed as a commodity and now viewed as a matter of national security for countries, is here to stay. Though prices have dropped from historic highs, the price is still double that of three years ago in January 2006, and have trended upwards in the first half of 2010 The use of corn for the production of ethanol and the agricultural polices of leading petroleum usage countries continue to exert price and demand pressures on the market1. Also confounding the problem is worldwide health concerns and reaction to animal borne disease transmission to humans.

________________________________________________
1 http://www.financialpost.com/story.html?id=311350

Due to the prolonged uncertainty and relative high historic prices of inputs, this upward cycle has lasted for 3 years, and general economic conditions which are effecting the business of the company; management has determined to refocus, assess, and identify alternative business strategies.

Liquidity and Capital Resources

Our cash reserves of $26,556 as at March 31, 2010 ($8,573 as at September 30, 2009) are not sufficient to meet our funding needs beyond the next nine-month period. To this effect, the Company will need to seek additional funding in the near future. We currently do not have a specific plan for obtaining such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock and/or loans (interest or convertible). We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will be able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next nine months.

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

Comparison of Interim Financial Results

As at March 31, 2010, we had an accounts payable balance of $39,444 compared to $30,771 as at September 30, 2009. We did not have a loan payable balance as at March 31, 2010 compared to $59,314 as at September 30, 2009.

Sales have ceased year over year due to the increasing and volatility prices of maize.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of March 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending March 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending March 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date: May 18, 2010	By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: May 18, 2010	By: /s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer