Form 10-Q
period 2010-06-30
Pure Pharmaceuticals CORP
filed 2010-08-31
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 000-52885

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

12,600,000 shares of common stock, par value $0.001 per share

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
(Do not check if a smaller reporting company)

PART 1
FINANCIAL INFORMATION

Item 1.                Financial Statements.

PURE MINERALS, INC.
(Formerly Pure Pharmaceutical Corporation)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

June 30, 2010

PURE MINERALS, INC.
(Formerly Pure Pharmaceutical Corporation)
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2010	2009
	- $ -	- $ -

ASSETS
Current
Cash	16,182	8,573
	16,182	8,573

LIABILITIES
Current
Accounts payable and accrued liabilities	24,295	30,771

Long-term loans (Note 2)	-	59,314
	24,295	90,085

STOCKHOLDERS’ DEFICIT
Common Stock (Note 3)
Authorized: 100,000,000 common shares with a par value of $0.001
Issued and Outstanding: 150,000 common shares (September 30, 2009 – 150,000)	150	150
Additional paid in capital	318,034	203,850
Accumulated comprehensive loss	2,439	2,439
Deficit accumulated during the exploration stage	(328,736)	(287,951)
	(8,113)	(81,512)
	16,182	8,573

Subsequent events (Note 4)

– See Accompanying Notes –

PURE MINMERALS, INC.
(Formerly Pure Pharmaceutical Corporation)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
			Nine	Nine	from
	Three	Three	months	months	September 24,
	months	months	ended	ended	2004
	ended June	ended June	June 30,	June 30,	(Inception) to
	30, 2010	30, 2009	2010	2009	June 30, 2010
	- $ -	- $ -	- $ -	- $ -	- $ -

Revenue	-	-	-	8,310	20,398
Cost of sales	-	-	-	-	9,670
	-	-	-	8,310	10,728

Expenses
Financing fees	-	-	-	-	5,600
General and administrative	8,609	3,484	38,710	21,073	322,735
Interest on long-term loans	-	-	2,075	-	5,999
Write-down of inventory	-	-	-	-	5,130
Net loss	(8,609)	(3,484)	(40,785)	(12,763)	(328,736)

Loss per share – basic and diluted	(0.06)	(0.02)	(0.27)	(0.09)

Weighted average number of common shares outstanding – basic and diluted	150,000	150,000	150,000	150,000

– See Accompanying Notes –

PURE MINMERALS, INC.
(Formerly Pure Pharmaceutical Corporation)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine	Nine	September 24,
	months	months	2004 (Inception)
	ended	ended	to March 31,
	June 30, 2010	June 30, 2009	2010
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(40,785)	(12,763)	(328,736)
Non-cash items:
Donated capital	7,200	11,084	55,200
Accrued interest on long term loan	2,075	-	5,999
Write-down of inventory	-	-	5,130
Change in non-cash working capital items
Inventory	-	-	(5,130)
Accounts payable and accrued liabilities	(6,476)	(27,480)	24,295
Net cash used in operations	(37,986)	(29,159)	(243,242)

Cash Flows From Financing Activities
Proceeds from (repayment of) long-term loans	(61,389)	14,224	(5,999)
Donated capital	106,984	-	126,984
Capital stock issued for cash	-	-	136,000
Net cash provided by financing activities	45,595	14,224	256,985

Effect of exchange rate changes	-	3,335	2,439

Increase (Decrease) In Cash	7,609	(11,600)	16,182
Cash, beginning	8,573	12,459	-
Cash, ending	16,182	859	16,182

Supplementary Cash Flow Information:
Cash paid for:
Interest	5,999	-	5,999
Income taxes	-	-	-

- See Accompanying Notes -

PURE MINMERALS, INC.
(Formerly Pure Pharmaceutical Corporation)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

2.	LONG-TERM LOANS

During the nine months ended June 30, 2010, the Company fully repaid the long term loans in the amount of $61,389 including accrued interest of $5,999.

3.	COMMON STOCK

During the nine months ended June 30, 2010, the Company received $30,000 as the second installment of a $50,000 non-refundable deposit under the terms of a Letter of Intent (“LOI”) entered into with 7167415 Canada Inc. (“7167415”) on July 21, 2009. The LOI expired on July 23, 2009 and a definitive agreement was not completed. Accordingly, the non-refundable deposit was recorded as additional paid in capital.

During the nine months ended June 30, 2010, the Company received $76,984 from 7167415 to repay long-term loan and to fund operating expenses. These funds were donated to the Company and it has no obligation to repay these funds. Accordingly, the $76,984 was recorded as additional paid in capital.

On June 23, 2010, the Company completed a reverse tock split of eighty four for one. There has been no change to the authorized share capital. The stock split has been reflected in these financials statements retroactively for all periods presented.

4.	SUBSEQUENT EVENTS

On June 14, 2010, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of 7167415. Pursuant to the Share Exchange Agreement, all of the outstanding shares of 7167415 will acquired by a subsidiary of the Company, with 7167415 continuing as a wholly-owned subsidiary of the Company (the “Share Exchange ”). In connection with the Share Exchange, the Company will acquire 100% of the outstanding capital stock of 7167415 and the stockholders of 7167415 will receive preferred shares of a subsidiary of the Company exchangeable into 7,500,000 shares of the Company’s common stock. As a result of the Share Exchange, the stockholders of 7167415 will control approximately 98% of the Company’s outstanding commons stock. As at August 23, 2010, the Share Exchange Agreement has not closed.

The Company amended its Article of Incorporation to effect a name change from Pure Pharmaceutical Corporation to Pure Minerals, Inc..

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

The Company ceased to market an under licensed related-party owned MFA, Oxytetracycline, and is continuing its discussions with 7167415 Canada Inc. (“7167415”) in connection with a share exchange pursuant to which control of the Company may be sold to the shareholders of 7167415. As market dynamics have undergone significant systemic changes over the past four years with the emergence of avian flu and the attendant fall in poultry consumption worldwide, management realized the identification process for new MFAs cannot be done with the limited resources of the Company. Furthermore, with the prices of feed, particularly maize, at record high prices, out intended customers have been hesitant to add to their expenses.

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

Recent Developments

The Company has booked no sales for this period and had received $61,389 donated capital from an outside third party during the nine month period ended June 30, 2010. As a result of the prolonged high prices of inputs and other general conditions affecting the business of the Company, management determined, earlier in its fiscal year, to refocus, assess and identify alternative business strategies. In July 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PPMA”. On June 14, 2010, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of 7167415 Canada Inc (“7167415”). Pursuant to the Share Exchange Agreement, as of the date, all of the outstanding shares of 7167415 will acquired by the Company, with 71674105 continuing as a wholly-owned subsidiary of the Company (the “Share Exchange ”). In connection with the Share Exchange, the Company will acquire 100% of the outstanding capital stock of 7167415 and the stockholders of 7167415 will receive preferred shares of a subsidiary of the Company exchangeable into 7,500,000 shares of the Company’s common stock.

As a result of the Share Exchange, the stockholders of 7167415 will control approximately 98% of the Company’s outstanding common stock, holding 7,350,000 of the 7,500,000 outstanding shares (after giving effect to a 84 for one reverse stock split).

In addition, pursuant to the Share Exchange Agreement, Roger Gordon will submit his resignation as an officer and director of the Company and Charlie Lee as Secretary and Principal Financial Officer of the Company, and Nicolas Matossian, Charles Buisson and Andrew Gertler will be appointed to serve as members of the board of directors of the Company, all of which will be effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act. Upon the consummation of the Share Exchange, Roger Gordon will resign as President and Chief Executive Officer, Nicolas Matossian will be appointed to serve as Chief Executive Officer, President and Chief Financial Officer of the Company, and Joseph P. Galda will be elected Corporate Secretary.

In addition, at a Special Meeting of Shareholders held on June 23, 2010, the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split of 84 to 1, without changing the authorized capital thereof and an amendment to the Company’s Articles of Incorporation to change the name of the Company to “Pure Minerals, Inc.”

Although the date specified in the Share Exchange Agreement for the Closing of the Share Exchange has passed, the parties are working together to complete the Closing. The aforementioned amendment to the Certificate of Incorporation will be filed immediately prior to the Closing, which should be completed within the week following the filing of this Quarterly Report.

Results of Operations

Results of Operations for the Period ended June 30, 2010

The Company did not earn any revenues in the previous three months ended June 30, 2010. We incurred operating expenses in the amount of $8,609 and $40,785 for the three and nine months ended June 30, 2010. Our net loss for the three and nine months ended June 30, 2010 was $8,609 and $40,785 as compared to net loss of $3,484 and $12,763 for the three and nine months ended June 30, 2009. As at June 30, 2010 we had cash of $16,182. The Company’s losses stem from the payment of professional fees.

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

Our cash reserves of $16,182 as at June 30, 2010 are not sufficient to meet our funding needs beyond the short-term. To this effect, the Company will need to seek additional funding in the near future. In connection with the Share Exchange with 7167415 we anticipate access to additional funding to support its exploration plan. We anticipate that any additional funding will be in the form of equity and debt financing from the sale of our common stock and/or loans (interest or convertible). There can be no assurance that we will be able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next nine months.

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

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of June 30, 2010 the Company's Management has concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending June 30, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. Based on this assessment, the Company's management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010, the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting. Management has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially effected, or reasonably likely to materially effect our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that during the fiscal quarter ending June 30, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were approved by the shareholders of the Company at a Special Meeting of Shareholders held on June 23, 2010:

1)	An amendment to the Company’s Articles of Incorporation to effect a reverse stock split of 84 to 1, without changing the authorized capital thereof.

2)	An amendment to the Company’s Articles of Incorporation to change the name of the Company to “Pure Minerals, Inc.”

Each of these items were approved by a vote of 6,500,000, or approximately 52% in favor, and none opposed with no abstentions. The Articles of Amendment to effect these changes will be filed immediately prior to the closing of the Share Exchange with 7167415.

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

PURE PHARMACEUTICALS CORPORATION
(Registrant)

Date: August 23, 2010	By: /s/ Roger Gordon
Roger Gordon
President, Principal Executive Officer and Director

Date: August 23, 2010	By: /s/ Charlie Lee
Charlie Lee
Secretary and Principal Accounting Officer