Form 10-K
period 2010-09-30
Pure Minerals, Inc.
filed 2011-01-25
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

PURE MINERALS, INC.
(Exact name of registrant as specified in its charter)

PURE PHARMACEUTICALS CORP.
(Former name of registrant)

Nevada	000-52885	45-0476087
(State or other jurisdiction	(Commission File Number)	(IRS Employer Identification No.)
of incorporation)

1200 McGill College Avenue, Suite 2050,
Montreal, Quebec, Canada	H3B 4G7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (514) 397-2683
P.O. Box 55, 1594 Stone Mill Park, Bellona, New York 14415
(Former name or former address, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes[ ]No [ x ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ x ]No [ ]

The Registrant's revenue for the fiscal year ended September 30, 2009 was $8,310.

     As of January 12, 2011, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was approximately $130,000 based on the price that the shares of common stock were sold to such non-affiliates.

     As of January 12, 2011, the Registrant had 12,600,000 shares of common stock, $0.001 par value, outstanding. Effective as of January 17, 2011, as a result of a one for 84 reverse stock split, the number of shares of common stock will be 150,000 shares.

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

In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company", and the "Registrant" refer to Pure Minerals Inc. unless the context indicates otherwise.

Description of Business

     On June 13, 2010, Pure Pharmaceuticals Corp., a Nevada corporation (the “Company”), entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of 7167415 Canada Inc (“7167415”). Pursuant to the Share Exchange Agreement, subject to the satisfaction of a number of conditions, all of the outstanding shares of 7167415 were to be acquired by the Company, with 71674105 continuing as a wholly-owned subsidiary of the Company (the “Share Exchange”). In connection with the Share Exchange, the Company agreed to acquire100% of the outstanding capital stock of 7167415 in exchange for preferred shares of a subsidiary of the Company exchangeable for 7,350,000 shares of the Company’s common stock. Among the conditions to the closing was 7167415 acquiring certain mining claims in the Belleterre region of Quebec. The parties expect that all of the conditions to closing of the Share Exchange Agreement will be satisfied in the next several days and the parties will proceed to close the Share Exchange. In connection with the Share Exchange the Company agreed to change its name to Pure Minerals, Inc.

     As a result of the Share Exchange, the stockholders of 7167415 control approximately 98% of the Company’s outstanding common stock, holding 7,350,000 of the 7,500,000 outstanding shares (after giving effect to a 84 for one reverse stock split), and 7167415 is considered the accounting acquirer in the Share Exchange. The Company was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) immediately prior to the Share Exchange. As a result of the Share Exchange, the Company’s operations are now focused in exploration for minerals on the Company’s properties in Quebec, Canada. Consequently, the Company believes that the Share Exchange has caused the Company to cease being a shell company as it no longer has nominal operations.

     In addition, pursuant to the Share Exchange Agreement, Roger Gordon submitted his resignation as an officer and director of the Company and Charlie Lee as Secretary and Principal Financial Officer of the Company, and Nicolas Matossian and Charles Buisson will be appointed to serve as members of the board of directors of the Company, all of which will be effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act. Upon the consummation of the Share Exchange, Roger Gordon resigned as President and Chief Executive Officer, Nicolas Matossian was appointed to serve as Chief Executive Officer, President and Chief Financial Officer of the Company, and Joseph P. Galda was elected Corporate Secretary.

Pure Pharmaceuticals was incorporated in the State of Nevada on September 24, 2004. Prior to the transaction with 7167415, we were in the business of seeking business opportunities in the area of expertise of the Company's principal stockholder, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company operated in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). Due the extraordinary circumstances facing the world economy in 2008, and its particular effects on the MFA industry, the Company discontinued its prior operations and began exploring its options for any strategies which will maximize shareholder value. As a result of this review, the Board determined to enter into the Share Exchange Agreement with the shareholders of 71674105. 7167415 was formed as a Canadian Federally-incorporated company on May 4, 2009. Our principal executive offices are located at 2050- 1200 McGill College Avenue, Montreal, Quebec, Canada H3B 4G7. Our telephone number is 514-397-2683.

We are in the business of mineral exploration and development. We have acquired or entered into agreements to acquire 54 mineral claims in North Western Quebec covering approximately 7900 acres in the Temiscamingue region. These claims contain several mineralizations worthy of further exploration or of development. According to geological exploration previously done by prior owners on our claims, several showings and anomalies indicate a potential for gold, platinum, uranium, nickel and rare earths. In addition a number of kimberlitic pipes (diamond bearing) have been identified which warrant further work. Lastly, the Company’s claims contain a large diabase (granite deposit) reportedly containing up to 9 million cubic meters of black and compact granite (nero canadiensis). In May 2010, following preliminary research, 7167415 acquired an additional 15 claims, principally to cover the hinge of a major anomaly detected on our claims.

In addition, pursuant to a claims transfer agreement, we have obtained the rights to 20 claims covering approximately 4sq.kms in the Eau Jaune Property ,located in the eastern part of the north polycyclic volcanic zone that joins together the Matagami and Chibougamau mining camps in Quebec. The claims constitute approximately two thirds of a larger parcel that was subject to a 2007 technical report under Canada National Instrument 43-101. Over 10,000 meters of diamond drilling have been recorded on this property. Past exploration work has demonstrated the presence of gold mineralization such as the Robinson showing. Historical drill core intersections with significant gold values and the recognition on several outcrops of shear zone-hosted quartz veins accompanied by intense carbonate alteration and gold values suggest that the area has the potential to host a more extensive gold bearing mineralizing system. There is continued activity on adjoining claims and in the immediate area. The Company plans to undertake a program of exploration on its claims based on an analysis of historical results and current outlook.

Furthermore, in May of 2010, 7167415 entered into an option agreement to acquire up to 80% of a 21sq. km. set of claims, part of which have been previously explored by Shell Minerals. The results identified the presence of zinc, silver and barite in one anomaly. In June the Company initiated its exploration program on the property with a gravimetric study which covered the area near the Shell work. The initial results indicate up to 3 anomalies similar to the one drilled by Shell. The Company will carry out further gravimetric work and drilling on the detected anomalies to prove up the presence of additional reserves and the existence of MVTs (Mississippi Valley Types).

An exploration program of our mineral claims is required before a final determination as to their viability can be made. The existence of commercially exploitable mineral deposits in our mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration programs.

Properties of 7167415

7167415 has acquired a 100% interest in two large sets of mineral claims in the Province of Quebec, Canada. 7167415 has not yet commissioned geological or technical reports on these properties and can give no data or other assurances regarding their value or exploration potential at this time. 7167415 plans to obtain independent reports regarding these properties in the near future. The following is a brief description of the Quebec properties and 7167415’s plans for conducting initial surveying and sampling on these claims:

Temiscamingue Property (Belleterre)

The Temiscamingue property is located in northwest Quebec, 115 kilometers south of Rouyn Noranda and six kilometers south of the town of Belleterre. The project is accessible via regional and logging roads. Government regional stream sediment survey have identified many anomalies in the area. The property is strategically located between the claims of Superior Diamonds (adjacent to the north) where new kimberlites have recently been discovered and the property of Aurizon Mines (adjacent to the south) which has reported as much as 100 grams of gold per ton during till sampling with the objective of identifying the gold dispersion trains previously outlined. The Company has acquired a 100% undivided interest of 7900 acres in this mineral rich Temiscamingue region.

The property is eight kilometers south of the Belleterre Mine, a gold mine that was closed in 1989 due to a labor dispute, and is expected to reopen in 2011.

The following illustration sets forth the location of 7167415’s claims and the activities of other companies known to 7167415’s management to be operating in the region:

Pleau and Diamant Lake Property

The Pleau and Diamant Lake property claims consist of 54 mining titles covering 3,387.2 hectares. The property is located in the south-west portion of the SNRC-31M/07 grid. Since the original acquisition, additional claims have been acquired.

With the addition of the 15 claims pending and the new claim necessary to register 7167415, the Pleau and Diamant lake property will consist of 69 mining titles covering 4,263.2 hectares, representing an addition of 876 hectares (8,76 km2) and it represent a 25% land increase. The property is located in south-west portion of the SNRC-31M/07 grid.

Eau Jaune Property

The Eau Jaune property is located 25km southwest of Chibougamau, Quebec and is readily accessible by four wheel drive pickup via a secondary gravel road. The nearby town of Chibougamau provides all amenities, including daily scheduled flights to and from Montreal and mining/exploration supplies. A railroad connects the town of Chapais nearby to the town of Chibougamau and south to Lac St-Jean.

The property has been the subject of sporadic exploration since the 1950’s. Exploration work, consisting of more than 10,000 metres of diamond drilling on the property, has demonstrated the presence of gold mineralization, such as the Robinson showing. Historical drill core intersections with significant gold values and the recognition on several outcrops of sheer zone-hosted quartz veins accompanied by intense carbonate alteration and gold values suggest that the area has the potential to host a more extensive gold-bearing mineralization system.

In 2008, work carried on the property by a prior owner included linecutting, a complementary magnetic ground survey, a geological mapping program, an inventory and maintenance of available drill core, a litho structural study and a drill core re-examination and sampling.

The Eaune Jaune property was acquired in December 2010 for $25,000 in cash and 50,000 shares of the Company’s common stock.

Description of Exploration Program

There are two simultaneous phases to 7167415’s proposed exploration program; firstly 7167415 will delineate the extent and quality of the granite dyke (diabase) with a view to determine its economic and commercial feasibility. 7167415 has engaged an independent geologist to prepare a reserve report for the diabase. There are several operating and marketing avenues open in the conventional quarrying and cutting of blocks. To that effect 7167415 will seek to ally itself with one or more major operator / marketer by way of a joint venture or other supply/operating arrangements.

In its other phase, 7167415 will retain the services of independent geologists to prepare a proposal for exploration work and costing out of the exploration work program. The exploration program will extend to the further work required for a better assessment of the Kimberlites, the gold, platinum and uranium showings. This work will define the priorities and financing needs for a full exploration program which the Company intends to fund through a subsequent flow through share issue.

Exploration Budget

Phase I (Granite)
Preparation of Reserve Report	$35,000
Drilling	$50,000
Mineral Sampling/Cutting	$50,000
Phase I Total	$135,000

Phase II (Other Mineral Exploration)

Airbone Magnetic Survey and Analysis	$400,000
Ground Geophysics (IP, EM and Mag)	$250,000
Diamond Drilling (3000 m.)	$350,000
Project Management and Reporting	$125,000
Phase II Total	$1,125,000

Project Total	$1,260,000

Regional Geology

The Superior Province is the largest Archean craton in the world, half of which is located in Québec. This craton is a highly prospective region for kimberlite exploration, meeting all four criteria for hosting economic grades of diamond-bearing kimberlite: 1) the presence of an Archean craton; 2) the refractive, relatively cool and low-density peridotitic root of the craton has been insulated against reheating and excessive tectonic reworking; 3) the presence of major tectonic structures; and 4) association of diamonds with other intrusive rocks. Four kimberlite fields have been identified in Québec, the Temiscamingue Field being one of these.

Local Geology

The Property over thrusts two geological structural provinces, intruded by granite-granodiorite-mafic and ultramafic rocks all faulted and sheared. Fault sets and lineaments intersect the Structural Thrust Front. It is on the Central-median ridge of the “Temiscamingue Lake Rift” and on the strike of many Diamond Kimberlite occurrences.

Stream sediment geochemistry points to strong anomalies for Gold, Nickel, Uranium, and Rare Earth Elements and many circular shape magnetic anomalies to be tested for their Kimberlitic potential. Seven of the Company’s claims were staked in 2006 specifically to cover a large double anomaly of uranium which represents the sixth highest content among the 1113 samples deposited with the Ministry of Natural Resources for the area.

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

We currently have limited operations and revenues. Our current operating funds are not sufficient to fund the costs of implementing our entire business plan, including our exploration plan as of September 30, 2010, we had cash in the amount of $9,412. We will need to obtain additional financing in order to implement our business plan.

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

The Independent Auditor's Report to our audited financial statements for the year ended September 30, 2010 included in this Annual Report indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

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

See Item 1

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

Holders of our Common Stock. As at January 14, 2011, there were approximately 52 holders of record of our common stock and a total of 12,600,000 (pre-reverse stock split) shares of common stock were outstanding.

Dividend Policy. Since our inception, we have not declared nor paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. The Company's Board of directors (the "Board") will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations for the Year ended September 30, 2010

We had net revenue in the amount of $nil for the fiscal year ended September 30, 2010. We incurred expenses in the amount of $97,179 for the year ended September 30, 2010. Our net loss for the year ended September 30, 2010 was $97,179. As at September 30, 2010 we had cash of $9,412 and working capital deficiency of $49,439.

Results of Operations for the Year ended September 30, 2009

We had other income in the amount of $8,310 for the fiscal year ended September 30, 2009. We incurred expenses in the amount of $47,836 for the year ended September 30, 2009. Our net loss for the year ended September 30, 2009 was $39,526. As at September 30, 2009 we had cash of $8,573 and working capital deficiency of $22,198.

2009 was a challenging year for the company. As a result of activities early in the 2009 fiscal year the company was able to sell it’s remaining inventory to suitable clients. Management believes that its inability to generate greater sales is attributable to the high price of maize and soybeans, which are two of the largest cost component of feed. Maize prices have increased dramatically in the last 12 months from its historic averages. There are many factors driving the price of maize higher, including its use as an emerging fuel (ethanol). This significant jump in prices have forced upward "at the gate" prices for poultry in cities such as Toronto where from the period of January to June 2009, prices for poultry had increased 10.6% from $1.29 to $1.43/kilogram. The sale of the inventory was treated as incidental revenue and as a result, recorded as other income.

Our officers and directors provided all the labor necessary to effect our business plan at no charge (see "Executive Compensation") as we had no employees during the period.

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

There are two simultaneous phases to 7167415’s proposed exploration program; firstly 7167415 will delineate the extent and quality of the granite dyke (diabase) with a view to determine its economic and commercial feasibility. 7167415 has engaged an independent geologist to prepare a reserve report for the diabase. There are several operating and marketing avenues open in the conventional quarrying and cutting of blocks. To that effect 7167415 will seek to ally itself with one or more major operator / marketer by way of a joint venture or other supply/operating arrangements.

In its other phase, 7167415 will retain the services of independent geologists to prepare a proposal for exploration work and costing out of the exploration work program. The exploration program will extend to the further work required for a better assessment of the Kimberlites, the gold, platinum and uranium showings. This work will define the priorities and financing needs for a full exploration program which the Company intends to fund through a subsequent flow through share issue.

Exploration Budget

Phase I (Granite)
Preparation of Reserve Report	$35,000
Drilling	$50,000
Mineral Sampling/Cutting	$50,000
$135,000

Phase II (Other Mineral Exploration)
Airbone Magnetic Survey and Analysis	$400,000
Ground Geophysics (IP, EM and Mag)	$250,000
Diamond Drilling (3000 m.)	$350,000
Project Management and Reporting	$125,000
$1,125,000

Project Total	$1,260,000

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report include that we need to generate profitable operations and are in need of obtaining adequate financing. For these and other related reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern. See "Risk Factors".

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

[Financial Statements follow, beginning on next page]

PURE MINERALS, INC.
(Formerly Pure Pharmaceuticals Corporation)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pure Minerals, Inc. (Formerly Pure Pharmaceuticals Corporation.)

We have audited the accompanying balance sheets of Pure Minerals, Inc. (an exploration stage company) as of September 30, 2010 and 2009, and the statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from September 24, 2004 (Inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended and the period from September 24, 2004 (Inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
January 21, 2010

PURE MINERALS, INC.
(Formerly Pure Pharmaceuticals Corporation)
(An Exploration Stage Company)
BALANCE SHEETS

	September	September
	30, 2010	30, 2009
	- $ -	- $ -

Assets
Current
Cash	9,412	8,573
	9,412	8,573

Liabilities
Current
Accounts payable and accrued liabilities	58,851	30,771

Long- term loans (Note 3)	-	59,314
	58,851	90,085

Stockholders’ Deficit
Common Stock (Note 4)
Authorized: 100,000,000 common shares with a par value of $0.001
Issued and Outstanding: 150,000 (September 30, 2009 – 150,000) common shares	150	150
Additional paid in capital	335,541	203,850
Accumulated other comprehensive income	-	2,439
Deficit accumulated during the exploration stage	(385,130)	(287,951)
	(49,439)	(81,512)
	9,412	8,573

Going Concern (Note 1)
Subsequent event (Note 7)

– See Accompanying Notes –

PURE MINERALS, INC.
(Formerly Pure Pharmaceuticals Corporation)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			September 24,
			2004
			(Inception) to
	Year ended September 30,		September 30,
	2010	2009	2010
	- $ -	- $ -	- $ -

Expenses
Financing fees	-	-	5,600
General and administrative	94,318	43,912	378,343
Interest on long term loans (Note 3)	2,861	3,924	6,785
Write-down of inventory	-	-	5,130
	97,179	47,836	(395,858)
Net loss before other income	(97,179)	(47,836)	(395,858)

Other income	-	8,310	10,728
Net loss	(97,179)	(39,526)	(385,130)

Loss per share – basic and diluted	(0.65)	(0.26)

Weighted average number of common shares outstanding – basic and diluted	150,000	150,000

– See Accompanying Notes –

PURE MINERALS, INC.
(Formerly Pure Pharmaceuticals Corporation)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
			September 24, 2004
			(Inception) to
	Year ended September 30,		September 30,
	2010	2009	2010
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(97,179)	(39,526)	(385,130)
Non-cash items:
Accrued interest on long term loan	-	3,924	3,924
Donated capital	9,600	9,600	57,600
Write down of inventory	-	-	5,130
Change in non-cash working capital items:
Inventory	-	-	(5,130)
Accounts payable and accrued liabilities	28,080	(15,442)	58,851
Net cash used in operating activities	(59,499)	(41,444)	(264,755)

Cash Flows From Financing Activities
Proceeds (Repayments) from long-term loans	(59,314)	15,390	(3,924)
Donated capital	122,091	20,000	142,091
Capital stock issued for cash	-	-	136,000
Net cash provided by financing activities	62,777	35,390	274,167

Effect of exchange rate changes	(2,439)	2,168	-

Increase (Decrease) In Cash	839	(3,886)	9,412

Cash, beginning	8,573	12,459	-
Cash, ending	9,412	8,573	9,412

Supplementary Cash Flow Information:
Cash paid for:
Interest	6,785	-	6,785
Income taxes	-	-	-

– See Accompanying Notes –

PURE MINERALS, INC.
(Formerly Pure Pharmaceuticals Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM SEPTEMBER 24, 2004 (INCEPTION) TO SEPTEMBER 30, 2010

					Accumulated	Deficit Accumulated
			Additional	Share	Other	During the
	Common Shares		Paid-in	Subscriptions	Comprehensive	Exploration
	Number	Par Value	Capital	Receivable	Income (loss)	Stage	Total
		$	$	$	$	$	$
Balance, September 24, 2004
(Date of Inception)	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-
Balance, September 30, 2004	-	-	-	-	-	-	-
Shares issued for cash:
– January 2005, at $0.001	71,428	71	5,929	-	-	-	6,000
– January 2005, at $0.01	59,524	60	49,940	-	-	-	50,000
– March 2005, at $0.05	19,048	19	79,981	(8,000)	-	-	72,000
Donated capital	-	-	9,600	-	-	-	9,600
Foreign currency translation adjustment	-	-	-	-	(559)	-	(559)
Net loss	-	-	-	-	-	(64,441)	(64,441)
Balance, September 30, 2005	150,000	150	145,450	(8,000)	(559)	(64,441)	72,600
Share subscriptions received	-	-	-	6,000	-	-	6,000
Donated capital	-	-	9,600	-	-	-	9,600
Foreign currency translation adjustment	-	-	-	-	455	-	455
Net loss	-	-	-	-	-	(52,963)	(52,963)
Balance, September 30, 2006	150,000	150	155,050	(2,000)	(104)	(117,404)	35,692
Donated capital	-	-	9,600	-	-	-	9,600
Share subscriptions received	-	-	-	2,000	-	-	2,000
Foreign currency translation adjustment	-	-	-	-	704	-	704
Net loss	-	-	-	-	-	(62,468)	(62,468)
Balance, September 30, 2007	150,000	150	164,650	-	600	(179,872)	(14,472)
Donated capital	-	-	9,600	-	-	-	9,600
Foreign currency translation adjustment	-	-	-	-	(329)	-	(329)
Net loss	-	-	-	-	-	(68,553)	(68,553)
Balance, September 30, 2008	150,000	150	174,250	-	271	(248,425)	(73,754)
Donated capital	-	-	29,600	-	-	-	29,600
Foreign currency translation adjustment	-	-	-	-	2,168	-	2,168
Net loss	-	-	-	-	-	(39,526)	(39,526)
Balance, September 30, 2009	150,000	150	203,850	-	2,439	(287,951)	(81,512)
Donated capital	-	-	131,691	-	-	-	131,691
Foreign currency translation adjustment	-	-	-	-	(2,439)	-	(2,439)
Net loss	-	-	-	-	-	(97,179)	(97,179)
Balance, September 30, 2010	150,000	150	335,541	-	-	(385,130)	(49,439)

PURE MINERALS, INC.
(Formerly Pure Pharmaceuticals Corporation)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 24, 2004. The Company initially operated in the animal health products industry focusing on generic medicated feed-additive pharmaceuticals that foster health in food producing animals. During the year ended September 30, 2010, the Company changed its business to the exploration and development of mineral properties. In conjunction with the change in business, the Company changed its name from Pure Pharmaceuticals Corporation to Pure Minerals, Inc. on June 26, 2010.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception through September 30, 2010, resulting in an accumulated deficit of $385,130 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock and loans. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Comparative Figures

Certain prior year comparatives have been reclassified to conform to the current year’s presentation.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized as incurred. Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. Mineral properties are reviewed for impairment whenever events and changes in circumstances indicate that the carrying amount may be impaired. In performing the review for impairment, the Company estimates the future cash flows expected to result from use of the asset or its eventual disposition. If the fair value exceeds the carrying value and impairment loss is recognized.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Stage Company

The Company is considered to be in the exploration stage.

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

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether such a tax position should be recognized in the financial statements. A tax position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

Recent Accounting Pronouncements

Recent pronouncements issued by Financial Accounting Standards Board (“FASB”) or other authoritative standards groups with future effective dates are either not applicable or are no expected to be significant to the financial statements of the Company.

3.	LONG TERM LOANS

On May 16, 2008, the Company received a loan of $40,000 from a third party. The loan was unsecured and would mature three years from the date of the loan. The interest rate was 8% per annum, due on each anniversary of the loan. The loan balance including accrued interest of $2,717 was fully repaid on March 1, 2010.

On February 28, 2009, the Company received a loan of $15,390 (CAD $16,500) from a third party. The loan was unsecured and matured three years from the date of the loan. The interest rate was 8% per annum, due on each anniversary of the loan. The loan balance including accrued interest of $144 was fully repaid on November 6, 2009.

4.	COMMON STOCK

The total number of authorized common stock that may be issued by the Company is 100,000,000 shares of stock with a par value of $0.001 per share.

During the year ended September 30, 2010, the Company completed an 84 for one (84:1) reverse stock split of its common shares. All shares and per share information in these financial statements has been retro-actively restated for all periods presented to give effect to this reverse stock split.

The Company has not granted any common stock options or warrants since inception.

5.	RELATED PARTY TRANSACTIONS

The Company leased office space from a director of the Company and the lease expired on September 24, 2010. The Company records an equivalent fair value of $800 per month as donated capital.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	INCOME TAXES

As of September 30, 2010, the Company has estimated tax loss carry forwards for tax purposes of approximately $327,000 (2009: $240,000), which would expire over time by 2030. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income to offset the losses. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provision differs from the expected amount calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	September 30,
	2010	2009
	$	$

Loss before income tax	(97,179)	(39,526)
Statutory tax rate	35.00%	35.00%

Expected tax recovery	(34,013)	(13,834)
Decrease resulting from:
Amounts not deductible for tax	3,360	3,360
Unrecognized loss carry forward applied	30,653	10,474
Income tax provision	-	-

The Company’s tax-effected deferred tax asset is estimated as follows:

	September 30,
	2010	2009
	$	$

Net future tax impact from operating loss carry forwards	114,627	83,974
Valuation allowance	(114,627)	(83,974)
Net deferred tax asset	-	-

7.	PLANNED ACQUISITION

On June 14, 2010, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of 7167415 Canada Inc. (“7167415”), a privately owned, unrelated mineral exploration company that owns mining claims in the Province of Quebec, Canada Pursuant to the Share Exchange Agreement, all of the outstanding shares of 7167415 will be acquired by a newly incorporated subsidiary of the Company, (the “Share Exchange”). In connection with the Share Exchange, the Company will acquire 100% of the outstanding capital stock of 7167415 and the stockholders of 7167415 will receive preferred shares of a newly incorporated subsidiary exchangeable into 7,350,000 shares of the Company’s common stock. As a result of the Share Exchange, the stockholders of 7167415 will control approximately 98% of the Company’s outstanding common stock. As at financial statement filing date, the Share Exchange Agreement had not closed.

During the year ended September 30, 2010, the Company received $122,091 from 7167415 to repay long-term loans and to fund operating expenses. These funds were donated to the Company and the Company has no obligation to repay these funds. Accordingly, the $122,091 was recorded as additional paid in capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of September 30, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended September 30, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Each director is elected by our shareholders to hold office for the terms specified in the Articles of Incorporation, and until their successors have been elected as provided in the Articles of Incorporation or until removed from office in accordance with our Bylaws. We currently have two directors, Dr. Nicolas Matossian and Charles Buisson who was elected to serve in such capacity until his successor shall have been duly elected and qualified. Each of our officers is appointed by the Board and serves until he or she is removed from office.

The name, age and position of our present officers and director are set forth below:

Name	Age	Position(s)	Term as Director

Nicolas Matossian	70	President, Principal Executive Officer, Acting CFO and director	Indefinite

Charles Buisson		Director	Indefinite

The following provides certain background information about each of our current director and officers:

Nicolas Matossian PhD, Chairman and CEO, Acting CFO

Dr. Matossian has extensive experience in the resource industry, including the mineral and petroleum industries where he has headed numerous private and public companies and limited partnerships, as well as owning or controlling private companies that are active in mineral and petroleum exploration. Dr. Matossian serves and has served on the Board of several public companies, listed on Canadian, US, Asian and UK exchanges. He was the COO and director of International Chemalloy Corp, a major producer of cesium and tantalum, and he was instrumental in assembling the Red Lake area claims for Consolidated Goldfields. In addition, until 1999 Dr. Matossian was President/COO and director of Cedar Group a Public U.S. holding company for Mc Connell Dowell Group (Australia), Davie Shipbuilding, Dominion Bridge Inc, Steen Corporation (pipeline) and Unimetric Mfg Corp. Previously, he was the CEO and managing partner of Grey Horse Resources, Great West Oil and Gas Co. and Rosebud River Gas Transmission. Dr. Matossian has worked as a consultant for the Federal Government and for the governments of BC, Alberta, NWT, Manitoba, Quebec, New Brunswick and Nova Scotia. Dr. Matossian received his Bachelor of Arts from McGill University and received his MBA from Harvard University and received his PhD in Economics from McGill University.

Charles Buisson, Director

Mr. Charles Buisson has extensive international management and administration expertise dealing with planning and profitability models. As President of CB International he was responsible for the commercial management of enterprises, marketing, development and computerized control and procedures. From 1998 to 2001 he was the Managing Director of ICT Group, a company providing international construction technology for large scale projects. Mr. Buisson is currently the owner and CEO of Globe Asphalte a rapidly expending construction services company. Mr. Buisson has been instrumental in assembling and analyzing the Company’s mineral claims and maintains valuable relations with the Quebec Department of Mines. Mr. Buisson received his Bachelor of Business Administration degree from the University of Lyon, France, as well as Masters in Marketing and Administration from the University of Lyon. Significant Employees. Other than our executive officers listed above, we do not have any significant employees.

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

Nomination Process. As of September 30, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to the Board.

Audit Committee Financial Expert. At this time, given our stage of development, we do not have an audit committee financial expert serving on the Board and the Board as a whole serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2010 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

Our officers have received no compensation for their services to us to date. We do not have any form of stock option or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended September 30, 2010. In addition, we have not entered into any employment or consulting agreements with our officers. We have not compensated and have no arrangements to compensate our directors for their services to us. Members of management shall be paid a commensurate salary once the Company becomes profitable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at January 12, 2010, the total number of shares owned beneficially by each holder of five percent of our outstanding common stock. No other shareholders presently own five percent or more of our total outstanding shares.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percentage of Class
Common	Roger Gordon, P.O. Box 55 1594 Stone Mill Park Bellona, NY 14415	3,750,000 (Direct)	29.8%

Common	Charlie Lee, P.O. Box 55 1594 Stone Mill Park Bellona, NY 14415	2,250,000 (Direct)	17.9%

Dr. Matossian and Mr. Buisson do not own any shares of common stock but in connection with the share exchange with 7167415 they beneficially own 3,240,009 and 386,317 (post-split) shares which may be acquired upon exchangeable shares, respectively

Changes in Control. We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

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

The following sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are as follows: (i) for the fiscal year ending September 30, 2010: US$ 10,000 (estimate) and (ii) for the fiscal year ending September 30, 2009: US$ 7,500.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the previous item, Item 9(e)(1) of Schedule 14A, are as follows: (i) for the fiscal year ending September 30, 2010: US$8,500 and (ii) for the fiscal year ending September 30, 2009: US$8,500. The nature of these audit-related services was primarily comprised of a review of the quarterly financial statements.

Tax Fees

The Company was billed $1,250in the fiscal year ended September 30, 2010 for tax compliance services rendered to the Company.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Acting Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Acting Chief Financial Officer.

_______________________
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on June 1, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE MINERALS, INC.

By:	s/s Nicolas Matossian
Nicolas Matossian
President, Principal Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	s/s Nicolas Matossian
Nicolas Matossian
President, Principal Executive Officer and Director, Acting CFO

Date:  January 21, 2011

By:	/s/ Charles Buisson
Charles Buisson, Director

Date: January 21, 2011