Form 10-Q
period 2010-12-31
Pure Minerals, Inc.
filed 2011-03-14
CIK 1364326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 000-52885

PURE MINERALS INC.
(Exact name of Registrant as Specified in Its Charter)

NEVADA	45-0476087
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

1200 McGill College Avenue, Suite 2050
Montreal, Quebec, Canada	H3B 4G7
(Address of Principal Executive Offices)	(Zip Code)

(514) 397-2683
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 10, 2011 the Registrant had outstanding 430,740 shares of Common Stock, par value, $0.001 per share.

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
(Do not check if a smaller reporting company)

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE MINERALS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

PURE MINERALS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31, 2010	September 30, 2010
	- $ -	- $ -

Assets
Current
Cash	9,389	9,412
	9,389	9,412

Liabilities
Current
Accounts payable and accrued liabilities	58,351	58,851

Stockholders’ Deficit
Common Stock
Authorized: 100,000,000 common shares with a par value of $0.001
Issued and Outstanding: 150,000 (September 30, 2010 – 150,000) common shares	150	150
Additional paid in capital	338,541	335,541
Deficit accumulated during the exploration stage	(387,653)	(385,130)
	(48,962)	(49,439)
	9,389	9,412

Subsequent events (Note 2)

– See Accompanying Notes –

PURE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Cumulative from September 24, 2004 (Inception) to December 31, 2010
	2010	2009
	- $ -	- $ -	- $ -

Expenses
Financing fees	-	-	5,600
General and administrative	2,523	11,516	380,866
Interest on long term loans	-	800	6,785
Write-down of inventory	-	-	5,130
	2,523	12,316	(398,381)
Net loss before other item	(2,523)	(12,316)	(398,381)

Other income	-	-	10,728
Net loss	(2,523)	(12,316)	(387,653)

Loss per share – basic and diluted	(0.02)	(0.08)

Weighted average number of common shares outstanding – basic and diluted	150,000	150,000

– See Accompanying Notes –

PURE MINERALS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,		Cumulative from September 24, 2004 (Inception) to December 31, 2010
	2010	2009
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(2,523)	(12,316)	(387,653)
Non-cash items:
Accrued interest on long term loan	-	800	3,924
Donated capital	-	2,400	57,600
Write down of inventory	-	-	5,130
Change in non-cash working capital items:
Inventory	-	-	(5,130)
Accounts payable and accrued liabilities	(500)	(6,264)	58,351
Net cash used in operating activities	(3,023)	(15,380)	(267,778)

Cash Flows From Financing Activities
Proceeds (Repayments) from long-term loans	-	(16,683)	(3,924)
Donated capital	3,000	30,000	145,091
Capital stock issued for cash	-	-	136,000
Net cash provided by financing activities	3,000	13,317	277,167

Increase (Decrease) In Cash	(23)	(2,063)	9,389

Cash, beginning	9,412	8,573	-
Cash, ending	9,389	6,510	9,389

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	6,785
Income taxes	-	-	-

– See Accompanying Notes –

PURE MINERALS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

2.	SUBSEQUENT EVENTS

a)

On January 26, 2011, the Company closed the share exchange agreement (the “Share Exchange Agreement”) with the shareholders of 7167415 Canada Inc. (“7167415”), a privately owned, unrelated mineral exploration company that owns mining claims in the Province of Quebec, Canada. Pursuant to the Share Exchange Agreement, all of the outstanding shares of 7167415 was acquired by a newly incorporated subsidiary of the Company, (the “Share Exchange”). In connection with the Share Exchange, the Company acquired 100% of the outstanding capital stock of 7167415 and the stockholders of 7167415 received preferred shares of a newly incorporated subsidiary exchangeable into 7,350,000 shares of the Company’s common stock. As a result of the Share Exchange, the stockholders of 7167415 controlled approximately 94% of the Company’s outstanding common stock on closing date.

b)

Subsequent to December 31, 2010. The Company issued 280,740 common shares at $1.35 per share. The subscriptions were held in trust by 7167415 for the investors. The closing of the subscription was subject to the closing of the Share Exchange Agreement.

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

Our Business

The Company was formed in order to seek business opportunities in the area of expertise of the Company's former principal officer, Mr. Roger Gordon, being biological and/or medical products for animal use. The Company principally operated in the field of generic animal health and nutrition products, specifically medicated feed additives (MFAs). MFAs are used preventively and therapeutically in animal feed to prevent disease and foster growth in livestock. In North America, 90% of all feed to animals contain MFAs, but has been on the decrease in the last five years. Our intended customers operate in the poultry, swine and cattle markets. The Company has historically focused its efforts on generic MFAs, as they have come off patent, therefore making them more economical to register with requisite regulators in the United States and Canada, with a view to bringing the products to market.

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

Recent Developments

The Company has booked no sales for this period and had received $3,000 donated capital from an outside third party during the three month period ended December 31, 2010. As a result of the prolonged high prices of inputs and other general conditions affecting the business of the Company, management determined, earlier in its fiscal year, to refocus, assess and identify alternative business strategies. In July 2008, the Company was quoted on the OTC Bulletin Board under the symbol “PPMA”.

On June 13, 2010, Pure Pharmaceuticals Corp., a Nevada corporation (the “Company”), entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of 7167415 Canada Inc (“7167415”). Pursuant to the Share Exchange Agreement, subject to the satisfaction of a number of conditions, all of the outstanding shares of 7167415 were to be acquired by the Company, with 71674105 continuing as a wholly-owned subsidiary of the Company (the “Share Exchange”). In connection with the Share Exchange, the Company agreed to acquire100% of the outstanding capital stock of 7167415 in exchange for preferred shares of a subsidiary of the Company exchangeable for 7,350,000 shares of the Company’s common stock. Among the conditions to the closing was 7167415 acquiring certain mining claims in the Belleterre region of Quebec.All of the conditions to closing of the Share Exchange Agreement were be satisfied on January 26, 2011 and the parties proceeded to close the Share Exchange. In connection with the Share Exchange the Company agreed to change its name to Pure Minerals, Inc.

     As a result of the Share Exchange, the stockholders of 7167415 controlled approximately 98% of the Company’s outstanding common stock, holding 7,350,000 of the 7,780,740 outstanding shares (after giving effect to a 84 for one reverse stock split, the issuance of 280,740 shares in a private placement which closed concurrent with the share exchange and assuming the conversion of the exchangeable preferred shares), and 7167415 is considered the accounting acquirer in the Share Exchange. The Company was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) immediately prior to the Share Exchange. As a result of the Share Exchange, the Company’s operations are now focused in exploration for minerals on the Company’s properties in Quebec, Canada. Consequently, the Company believes that the Share Exchange has caused the Company to cease being a shell company as it no longer has nominal operations.

Results of Operations

Results of Operations for the Period ended December 31, 2010

The Company did not earn any revenues in the three months ended December 31, 2010. We incurred operating expenses in the amount of $2,523 for the three months ended December 31, 2010. Our net loss for the three months ended December 31, 2010 was $2,523 as compared to net loss of $12,316 for the three months ended December 31, 2009. As at December 31, 2010 we had cash of $9,389. The Company’s losses stem from the payment of professional fees.

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

Our cash reserves of $9,389 as at December 31, 2010 are not sufficient to meet our funding needs beyond the short-term. To this effect, the Company will need to seek additional funding in the near future. We are exploring a number of alternative funding options although as of the date of this Report we have not received any firm commitments. Short-term cash needs are being met by short-term loans from the Company’s principal stockholders. We currently do not have a specific plan for obtaining such funding, however, we anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. We currently do not have any arrangements in place for any future equity financing. We may also seek to obtain short-term loans from our directors, although no such arrangements have as yet been made. There can be no assurance that we will able to raise sufficient funding from the sale of our common stock or through director loans to meet our funding needs after the next two months.

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

Exploration Budget

Granite Reserve Development
Preparation of Reserve Report	$35,000
Drilling	$50,000
Mineral Sampling/Cutting	$50,000
Total Granite Reserve Development	$135,000

Other Mineral Exploration and Development
Acton Option Property
Gravimetric study (continuation)	$ 75,000
Drilling three anomalies (12 test holes)	$ 200,000
Data compliation and reporting	$ 25,000

Belleterre Prospect
Trenching, surface mag and Geiger counter study	$ 150,000
Drilling	$ 350,000
Data compliation and reporting	$ 75,000

Eau Jaune Prospect
Data review and exploration program development	$ 35,000
Diamond drilling (3000m)	$ 300,000
Total Other Mineral Exploration	$1,210,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010 the Company's Management has concluded that the Company's disclosure controls and procedures were not effective, due to the lack of segregation of duties, to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ending December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 6, 2011, nine of the claims acquired by the Company from 7167415 lapsed. The Company continually evaluates the potential of its properties for commercially valuable mineralization and will periodically acquire additional claims or let claims lapse. As of the date of this Report, the Company’s limited cash resources are requiring the Company to concentrate its efforts on the properties thought by management to have the greatest commercial value which may mean abandoning claims that may have merit but are of lower perceived value.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE MINERALS INC.
(Registrant)

Date: March 10, 2011	By: /s/ Nicolas Matossian
Nicolas Matossian
President, Principal Executive Officer and
Principal Financial Officer